Form 10-K
period 2006-12-31
VIRGIN MEDIA INVESTMENT HOLDINGS LTD; VIRGIN MEDIA INC.
filed 2007-03-01
CIK 1322791, 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of Principal Executive Office)	10022 (Zip Code)
(212) 906-8440
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Series A Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒      Accelerated filer   ☐      Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates as of June 30, 2006 based on the closing price for the registrant’s common stock on the Nasdaq National Market on such date, was £6,606,720,611.

As of February 26, 2007, there were 323,940,887 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding, excluding shares of the registrant’s common stock issuable upon the exercise of Series A Warrants to purchase 25,769,060 shares of the registrant’s common stock and shares of restricted stock held in escrow.

The Additional Registrant meets the conditions set forth in the General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. See “Note Concerning VMIH” on page 4 in this Form 10-K.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

VIRGIN MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

•       the ability to compete with a range of other communications and content providers;

•       the ability to control customer churn;

•       the effect of technological changes on our businesses;

•       the ability to use the Virgin name and logo;

•       the ability to maintain and upgrade our networks in a cost-effective and timely manner;

•       possible losses in revenues due to systems failures;

•       the ability to provide attractive programming at a reasonable cost;

•       the reliance on single-source suppliers for some equipment, software and services and third party distributors of our mobile services;

•       the functionality or market acceptance of new products that we may introduce;

•       the failure to obtain and retain expected synergies from the merger of our legacy NTL and Telewest businesses and the acquisition of Virgin Mobile;

•       rates of success in executing, managing and integrating key acquisitions, including the merger with Telewest and the acquisition of Virgin Mobile;

•       the ability to achieve business plans for the combined company;

•       the ability to fund debt service obligations through operating cash flow;

•       the ability to obtain additional financing in the future and react to competitive and technological changes;

•       the ability to comply with restrictive covenants in our indebtedness agreements; and

•       the extent to which our future earnings will be sufficient to cover our fixed charges.

These and other factors are discussed in more detail under “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Corporate Name Changes

We entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland. As a result, in February 2007, we rebranded our consumer and a large part of our content businesses to “Virgin Media”. We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

•       NTL Investment Holdings Limited, the principal borrower under our senior credit facility, to Virgin Media Investment Holdings Limited;

•       NTL Cable PLC, the issuer of our public bonds, to Virgin Media Finance PLC;

•       NTL Group Limited, a principal operating subsidiary, to Virgin Media Limited;

•       Flextech Television Limited, our content subsidiary, to Virgin Media Television Limited;

•       NTL Communications Limited to Virgin Media Communications Limited; and

•       NTL Holdings Inc. to Virgin Media Holdings Inc.

For the purposes of this annual report, the new names will be used where applicable. In this annual report, unless we have indicated otherwise, or the context otherwise requires, references to:

•       “Virgin Media,” “the Company,” “we,” “us,” “our” and similar terms refer to Virgin Media Inc. and its subsidiaries (which include Telewest Global, Inc., or Telewest, and its subsidiaries and Virgin Mobile and its subsidiaries);

•       “NTL” refers to NTL Incorporated and its subsidiaries as they existed prior to the name change to Virgin Media Inc. and prior to the merger with Telewest refers to Virgin Media Holdings Inc. (which was formerly known as NTL Incorporated before the merger); and

•       “Telewest” refers to Telewest Global, Inc. and its subsidiaries as they existed prior to the merger with NTL in March 2006.

Note Concerning VMIH

This annual report on Form 10-K (excepting financial statements responsive to Part IV, Item 15) covers both Virgin Media Inc. and Virgin Media Investment Holdings Limited (“VMIH’’), an English company with an address at 160 Great Portland Street, London, W1W 5QA, United Kingdom, that is a wholly-owned subsidiary of Virgin Media Finance plc and a wholly-owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC’s 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH’s guarantee of those notes is not deemed to be unconditional.

VMIH carries on the same business as Virgin Media Inc., and is the principal borrower under Virgin Media Inc.’s senior credit facility. In this annual report, unless the context otherwise requires, the terms “Virgin Media,” “the “Company,” “we,” “us,” “our” and similar terms refer to the consolidated business of Virgin Media Inc., including VMIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media Inc.

Note Concerning Financial Information and Currency of Financial Statements

All of the financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The reporting currency of our consolidated financial statements is U.K pounds sterling.

Note Concerning Historical Structure of the Company

Virgin Media Inc. (formerly known as NTL Incorporated) is a Delaware corporation and is publicly traded on the Nasdaq National Market in the United States. Our historical structure is as follows:

NTL Incorporated was incorporated in 1993 as a Delaware corporation and continued as a publicly traded holding company until February 1999. From February 1999 until January 10, 2003, NTL was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, referred to in this annual report as NTL Delaware, which was incorporated in February 1999 in order to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the United Kingdom, or the U.K., and Ireland, and was accomplished through a merger. NTL’s stockholders at the time became stockholders of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when its name was changed back to NTL (Delaware), Inc.

In May 2000, another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, NTL Delaware became a subsidiary of the new holding company, and NTL remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to NTL.

On January 10, 2003, NTL emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which we refer to as the Plan, NTL’s former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group’s principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group’s continental European and various other assets. All of the outstanding securities of NTL’s former parent and some of its subsidiaries, including NTL, were cancelled. NTL issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV Inc., or PTV.

On March 3, 2006, NTL merged into a subsidiary of Telewest, which changed its name to NTL Incorporated. Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-K for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 our financial statements reflect the reverse acquisition of Telewest. See note 1 to the consolidated financial statements of Virgin Media Inc.

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement.

On February 6, 2007, we changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc., and the names of certain of our subsidiaries. See “Note Concerning Corporate Name Changes”.

Summary Corporate Structure

The following chart shows the corporate structure of Virgin Media through which our primary operations are conducted. This is a condensed chart and it does not show all of our operating and other intermediate companies.

(1)             Virgin Media Inc. indirectly owns other non-material subsidiaries, which are not shown here in this chart.

(2)             Issuer of our 8.75% U.S. dollar senior notes due 2014, 9.75% Sterling senior notes due 2014, 8.75% Euro senior notes due 2014 and 9.125% U.S. dollar senior notes due 2016.

(3)             Substantially all of the assets of Virgin Media Investment Holdings Limited and its subsidiaries secure our senior credit facility. Virgin Media Investment Holdings Limited is the principal borrower under our senior credit facility.

(4)             Virgin Media Limited is one of our principal operating companies, although significant portions of our operations are conducted through its subsidiaries.

(5)             Virgin Mobile Holdings (UK) Limited was acquired by us pursuant to a U.K. Scheme of Arrangement on July 4, 2006.

PART I

Item 1. Business

Overview

Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable (83.5% of our 2006 revenue): our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and to a lesser extent off our network;

•       Mobile (8.1% of our 2006 revenue): our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content (8.4% of our 2006 revenue): our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo, and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees the UKTV television channels through our joint ventures with BBC Worldwide.

For financial and other information on our segments, refer to note 20 to Virgin Media’s consolidated financial statements included elsewhere in this annual report.

On February 6, 2007, we changed our name from NTL Incorporated to Virgin Media Inc. as part of our exciting rebrand to Virgin Media. Virgin is one of the most recognized consumer brands in the world and gives us a prominent profile in a crowded communications marketplace. The strong heritage and reputation of the Virgin brand is a powerful competitive advantage, and our distinctive approach to advertising, packaging and marketing will differentiate us from our competitors.

We operate in an increasingly diverse and challenging entertainment and communications marketplace. To meet this challenge, during 2006 we took several transformative steps, including:

•       Combining NTL’s cable business with the cable business of Telewest by acquiring Telewest in a reverse acquisition in March of 2006:

–       the merger combined the two largest U.K. cable operators, with the resulting company becoming the U.K.’s largest provider of residential broadband and triple-play services of television, broadband and fixed line telephone;

–       the total acquisition price was £3.5 billion, including £2.3 billion in cash, common stock valued at £1.1 billion and stock options and transaction costs; and

–       the transaction was structured as a reverse acquisition whereby Telewest Global, Inc. acquired NTL Incorporated, and then subsequently changed its name to NTL Incorporated (and in 2007, we changed the name of NTL Incorporated to Virgin Media Inc.);

•       Adding a mobile phone offering to our services by acquiring Virgin Mobile Holdings (UK) plc, or Virgin Mobile, in July of 2006:

–       Virgin Mobile is the U.K.’s leading mobile virtual network operator with approximately 4.5 million mobile phone customers;

–       the transaction permitted “quad-play” bundling, adding mobile phone to our triple-play bundling of television, broadband and fixed line telephone services;

–       Virgin Mobile has award winning customer service; and

–       the total purchase price was £952.2 million, including common stock valued at £518.8 million, cash of £418.2 million and transaction costs.

•       Licensing the name “Virgin Media” from Virgin Enterprises Limited pursuant to a trademark license agreement, subject to a royalty, which:

–       allowed our 2007 rebranding of the corporate parent to Virgin Media Inc. and a rebranding of our consumer and a large part of our content businesses;

–       permits national branding with an exciting new logo, and facilitates national advertising campaigns; and

–       reinvigorates our company culture.

We are incorporated in the State of Delaware, United States. Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. Our website is www.virginmedia.com and the investor relations section of our website can be accessed under the heading “About Virgin Media—Investors Information” where we make available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this annual report.

Our Business

Cable Segment

In our Cable segment, we provide our services to residential consumers and business customers.

Consumer

We provide television, internet (broadband and dial-up) and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our services are distributed principally via our wholly-owned, cabled local access communications network and are available to an addressable market of approximately 12.5 million homes. The network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. In addition, we provide broadband and telephone services to residential customers outside of our network via access to other telecommunications networks, which we refer to as “off-net”.

Our wholly-owned, local access communications network provides us with several competitive advantages in our addressable markets:

•       it provides real two-way interactivity with residential customers who are connected to the network;

•       it enables us to provide true “triple-play” bundled services of television, broadband, and fixed line telephone services to residential customers in our franchise areas without relying on another service provider or network; and

•       our twin cable, consisting of both coaxial and twisted copper pair elements, provides us with the flexibility to deliver broadband and high-speed services over either coaxial network or copper. Currently we provide our services over coaxial cable, which allows us to provide a superior broadband experience to our customers. Our principal competitors rely solely on the inferior copper pair technology over which broadband speeds can significantly diminish with distance from the local exchange.

In contrast:

•       direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line from another service provider or other cable facility; and

•       telephony service providers today have only a limited capacity to provide video over existing digital subscriber lines, or DSL, technology without significant capital investment in their network.

Multi-Service Bundles

Virgin Media was the first U.K. provider of a residential “triple-play” offering of television, broadband and fixed line telephone services. Our packaging and pricing are designed to encourage residential customers to purchase multiple services from us and we frequently offer discounts to customers taking two or more products from our portfolio. As of December 31, 2006, more than 75% of our residential on-net customers received multiple services from us and approximately 41% of our on-net customers were “triple-play’’.

With our acquisition of Virgin Mobile in July 2006, Virgin Media is now able to offer the U.K.’s first “quad-play” of television, broadband, fixed line telephone and mobile telephone services to residential customers. We have already introduced our first “quad-play” bundles into the market, and expect to drive both mobile and cable penetration through the two customer bases by applying our past experience of cross selling products. See “Mobile Segment” below.

As part of our rebrand, we renamed our product offerings and bundles so they are easy to understand. For each of our products, we have a range of packages and tariffs for customers to choose from and have labeled them as Medium (M), Large (L) and Extra Large (XL). For example, we currently offer a 2Mb broadband service as Medium, a 4Mb service as Large and a 10Mb service as Extra Large.

Cable Television

We offer a wide range of digital, or DTV, and analog, or ATV, television services. As of December 31, 2006, we provided cable television services to approximately 3.3 million residential customers, of which approximately 3.0 million received our DTV service and approximately 0.3 million received our ATV service.

Our DTV service includes access to over 130 channels, advanced interactive features, and a range of premium and pay-per-view services. Our ATV service packages offer up to 60 channels, including premium services. In addition to offering the basic and premium pay TV channels, we also offer one of the most comprehensive Video on Demand, or VoD, services in the U.K. to our DTV customers called Virgin

Media “On Demand”. Our VoD service includes a large range of premium movies, music videos and TV programs and series on demand. Sport and special pay-per-view events are also provided via our live event service. See “Video on Demand” below.

Our network technology enables us to deliver a significant range of digital interactive services over an ‘always on’ broadband connection from a customer’s home to the network. Examples of interactive services provided include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the “red button” applications from the BBC and other commercial broadcasters. “Red button” functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, in a Wimbledon or U.S. Open tennis broadcast, a customer can press the red button and choose which match to watch.

Video on Demand

In 2006, we completed the roll out of our unique cable-only VoD service to our DTV serviced areas. As of December 31, 2006, over 3.0 million existing customers were able to receive the VoD service.

Virgin Media “On Demand” is a significant enhancement to the existing DTV service, offering viewers’ choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription. The VoD service provides access to thousands of hours of additional entertainment for all our DTV customers. It appears within the existing electronic programming guide, and can be accessed and viewed at any time via the remote control. The service offers DVD-style features including freeze frame, fast-forward and rewind. These features provide a customer with full control over the content and timing of their television viewing.

There are three primary types of content available within Virgin Media On Demand, a portion of which is refreshed on a daily basis. A selection of content is available to watch for free to all DTV customers irrespective of package size. This is primarily focused within our ‘catch-up’ TV service which offers a selection of more than 70 hours of top broadcast TV shows from the previous seven days for no additional charge. Additionally, all DTV customers have access to pay-per-transaction content including over 1,000 pay per track music videos and 600 current and library movies provided by ‘FilmFlex’. New movies within this library are available on VoD up to nine months before they appear on scheduled TV movie channels. Pay-per-transaction programs are available for 24 hours after purchase and can be watched as many times as a customer wishes during that period for only one single charge. Finally, DTV customers that subscribe to our Size XL Virgin TV package have additional access to a subscription VoD, or SVoD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription.

We have recently launched an innovative new kind of television channel called “Virgin Central”, which combines the simplicity of a traditional channel with the choice and control of next generation TV-on-demand technology. The channel hosts a continuously refreshing showcase of blockbuster entertainment around the clock. By pressing one button and using a simple on-screen guide, viewers have instant access to different episodes of the show they select. They can then stop, rewind and pause - just like using a DVD player. Virgin Central includes free access to hit shows like The OC, Nip/Tuck, Little Britain, Criminal Minds, Grey’s Anatomy, Spooks and West Wing. The content is updated regularly and, unlike a traditional TV channel, subscribers do not need to wait for scheduled start times.

Digital Video Recorders and High Definition Television

We also offer one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option. The Virgin Media DVR box, which is called the “V+ Box”,  is available to our entire DTV customer base. The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast TV), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third. V+ Box customers that also have an HD compatible television can access our HD on demand content. Digital video recorders are also known as personal video recorders, or PVRs, in the United Kingdom.

Broadband Internet

We deliver high-speed broadband and dial-up internet access to customers within reach of our access network by direct connection to our network under the brand name “Virgin Broadband”. We offer broadband services at a selection of download speeds: 2Mb for Size M customers, 4Mb for Size L customers and 10Mb for Size XL customers, which we expect to increase to 20Mb in June 2007. All services offer unlimited usage and PC security software. Premium broadband services (which are free for Size L and XL customers) include advanced security features such as anti-spyware and premium broadband content. Leveraging the technical capability of our network, we are also in the process of trialing a 50Mb broadband service, which will more than double the fastest speed available from our DSL competitors. As of December 31, 2006, we provided broadband service to approximately 3.1 million customers on our cable network.

In February 2007, we won the Best Consumer ISP award at the Internet Service Provider Association Awards (ISPAs) for providing the most outstanding services for consumers.

Through our wholly-owned internet service provider, or ISP, which formerly operated separately under the Virgin.net brand, we provide broadband and dial-up internet services to residential customers who live inside or outside our service areas. Various price and feature packages are available including broadband ranging from 512Kb to 8Mb, and metered and unmetered dial-up. As of December 31, 2006, we had approximately 479,000 residential customers including approximately 261,000 broadband customers.

In 2007, we plan to aggressively roll-out our off-net strategy to leverage the Virgin Media brand nationally by extending it into non-cable areas. We intend to select a wholesale local loop unbundling provider, which will enable us to launch new “quad-play” or other bundled product propositions outside of our cable network by the end of 2007 with only modest capital investment. In addition, we plan to launch a Virgin Media branded multi-channel digital terrestrial television, or DTT, service that we will bundle with our off-net telephone, broadband and mobile products. We intend to begin offering an internet protocol television, or IPTV, service, including pay broadcast channels and VoD, to customers outside of our cable areas in 2008.

Fixed Line Telephone

We provide local, national and international telephone services to our residential customers who are within reach of our access network by direct connection to our network under the brand name “Virgin Phone”. We enhance our basic telephone service by offering additional services, such as call waiting, call barring (which prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. We also provide national and international directory enquiry services.

In addition to a core line rental fee, we offer Size M, L and XL variants of Virgin Phone as alternatives to straight usage-based billing. These packages include “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. As of December 31, 2006, we provided telephone services to approximately 4.1 million residential customers.

We also provide phone service via BT’s local access network to customers outside of our network. As of December 31, 2006, we provided off-net telephone services to approximately 38,000 customers.

Sales and Marketing

We use a variety of sales channels to sell our services to residential customers, including telesales, online and retail channels. Telesales has been and will continue to be the single largest channel for Consumer product sales. We expect, however, growth in the proportion of sales coming from online and retail channels.

Prior to the acquisition of Virgin Mobile, the Consumer business retail reach was limited to concessions and third party retail channels. In 2007, Virgin Media will leverage Virgin Mobile’s retail experience to launch a series of Virgin Media-branded stores. Virgin Mobile concessions within over 100 Virgin Megastores in the U.K. will also be rebranded Virgin Media and will offer a retail point of sale for Virgin TV, Virgin Broadband and Virgin Phone services alongside Virgin Mobile.

These sales channels are supported by direct marketing initiatives and national and regional television and press advertising. We use our residential customer database to identify the profiles of our customers so that we can design offers to match the needs of our customers. As Virgin Media, we will increase the proportion of our marketing budget spent on marketing as we have the scale and reach as a combined company to justify larger television and radio campaigns. Our offers will encourage customers to purchase new services and upgrade their existing services.

Customer Service

We handle approximately 38 million customer service calls per year, and we service those calls through a combination of in-house call centers and outsource partners. Our in-house call centers are located in the U.K. in Bellshill (Scotland), Manchester, Sheffield and Dudley (England), where we employ approximately 2,300 call center staff.  The call centers have been “virtualized” to allow incoming calls to be routed to any of the four locations, allowing us to optimize call management.

Our outsource call center partners are paid on a pence per minute basis, and are tied directly to agreed service level targets being achieved. Through our outsource partners, we have four more call centers which are also virtualized to optimize call management. Two centers are located in the U.K. in Liverpool and Swansea, and two are located in India in Delhi and Pune.

Business

ntl:Telewest Business focuses on delivering the communications requirements of U.K. public and private sector organizations, as well as those of other service providers. With the extended network reach enabled by the merger of NTL and Telewest, a wide portfolio of voice and data products can now be delivered across the U.K.

While the Consumer division rebrands as Virgin Media, ntl:Telewest Business will continue to use the ntl:Telewest Business brand. Over the past 15 years, we have built significant brand equity through our strong relationships and sector-specific expertise.

Sales Channels

Our Business division sales channels are organized to address three distinct markets - business markets, the public sector and service providers (formerly referred to as wholesale).

•       Business Markets:   This sales channel focuses on the requirements of the U.K. private sector, from small businesses to large, national corporations. While growth has been predominantly delivered by managed services and wide area networks, significant revenues are still derived from traditional voice solutions. The business markets sales channel is segmented by size, with small and medium businesses supported by centrally located teams and larger organizations having regionally located account and service managers. Our proximity to businesses is a key differentiator in the U.K. market and the benefits of this strategy are reflected in the long-term relationships held with many of our customers.

•       Public Sector:   This sales channel is divided into vertical segments, including local and central government, education, health and emergency services. This meets the requirement for sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations is needed to enable the efficient deployment of communications solutions. Our deep network coverage benefits regionally-oriented public sector organizations, such as health authorities, who require the deployment of managed voice and data solutions within a local or metropolitan area.

•       Service Provider:   This sales channel is also divided into vertical segments, including fixed and mobile network operators and ISPs, to reflect the different network requirements of service providers. This channel provides predominantly data connectivity to other network operators. Strong market demand by local loop unbundlers and the deployment of 3G mobile networks has enabled the service provider sales channel to leverage our extensive network asset to deliver strong underlying growth. In addition to these network services, a small number of significant contracts drive financial performance, with revenue peaks occurring during construction phases and lower ongoing rentals, reflecting the maintenance of this infrastructure.

Products and Services

ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications. Our product strategy is focused on delivering managed solutions, such as inbound call management and internet protocol virtual private networks, or IP VPN, which experienced strong growth in 2006.

•       Outbound and Inbound Voice:   We offer a complete suite of voice products ranging from analog and digital services to converged IP telephony solutions. Strong regional presence and expertise has driven market share in products such as Centrex, where local government and private sector organizations benefit from a managed platform that delivers a uniform suite of features across multiple sites. Developments like IP Multimedia, which offers functionality such as desktop-to-desktop video conferencing, represent the next generation of voice services in a converging IP world.

•       Converged Solutions:   By using a single network to transport voice, data and video, organizations can benefit from cost synergies, flexibility and control. Our converged solutions portfolio enables this with products such as IP VPN. Our network ownership allows the integration of various access technologies, including DSL, synchronous digital hierarchy, or SDH, and Ethernet, while multi protocol label switching, or MPLS, ensures the priority of services during transmission.

•       Ethernet:   We are recognized as a U.K. market leader in Ethernet solutions and were the first European service provider to be accredited by the Metro Ethernet Forum (MEF), for ‘carrier’ service standards. This required the demonstration of rapid service creation, scalability and, based on inherent resilience in the platform, robust service level agreements. A range of products from local area network extensions to managed wide area Ethernet networks are available, providing high-bandwidth and flexible solutions.

•       Applications and Services:   As an overlay to network products, we also offer applications and services, which drive additional value from customer’s communications infrastructure. Examples such as IP CCTV roll-out in the public sector also deliver socioeconomic benefits within communities.

Customer Service

The goal of ntl:Telewest Business is to become the natural choice provider within our core markets by delivering the best customer experience. This is reflected in the organizational structure, where 75% of employees are dedicated to the provision of in-life support of customers and their communications services. In 2006, the Communications Managers Association (CMA), recognized ntl:Telewest Business in this area, reporting that, amongst its members, the division led the market in providing a high-quality customer experience.

Mobile Segment

On July 4, 2006, we acquired Virgin Mobile Holdings (UK) plc, or Virgin Mobile, the U.K.’s leading mobile virtual network operator with approximately 4.5 million customers as of December 31, 2006. As a mobile virtual network operator, Virgin Mobile provides mobile telephone services to its customers over cellular networks owned by third parties. Currently, Virgin Mobile’s main network partner is T-Mobile, and Virgin Mobile has entered into a minimum 10 year, non-exclusive network supply agreement with T-Mobile that was signed in January 2004. Virgin Mobile also uses networks owned by other partners to provide other services. The majority of Virgin Mobile’s customers are prepay customers, who top up their accounts prior to using the services and are not contracted to remain with Virgin Mobile for any period of time. Contract customers represent the fastest growing customer segment and enter into contracts with Virgin Mobile ranging from 12 to 18 months in duration. Virgin Mobile’s customer base reflects a broad age demographic.

Virgin Mobile’s successful business philosophy is centered around five key strengths: a strong brand; a capital-light business model; a differentiated approach to the market; award-winning customer service; and a strong management team.

Virgin Mobile offers a broad range of mobile communications products and services, such as mobile voice and non-voice services (including SMS, picture messaging and entertainment services, such as games, news and music services) delivered over 2G, 2.5G and 3G platforms. In addition, Virgin Mobile has recently launched a mobile TV service, which allows its customers to watch broadcast TV as it happens (including BBC1, ITV1 and Channel 4) on its proprietary TV handsets. This service utilizes the U.K.’s Digital One DAB broadcast network through an agreement with BT Movio, a division of BT. Virgin Mobile offers handsets and/or SIM cards through approximately 5,000 sales outlets in the U.K., including approximately 1,100 specialist shops, concessions located in Virgin Megastores and Virgin Mobile stores, as well as through a wide range of general retailers, its website and its customer care centers. We plan to expand the distribution network by opening further retail stores over the next few years. The concessions and retail outlets act as both a sales and service channel and provide Virgin Mobile with direct access to its customers. Prepaid airtime is sold in all of these channels in addition to others.

Virgin Mobile aims to provide superior customer service, and has won the Best Customer Service Award from Mobile Choice magazine for the past six years running, as well as many other industry customer service awards. Virgin Mobile’s three existing customer call centers are located in Trowbridge and Middlesbrough in England, and in Johannesburg, South Africa. Customers can contact the call centers 24 hours per day, 7 days per week. A fourth center, in Glasgow, Scotland, was launched on a trial basis in January 2007.

Content Segment

Through our wholly-owned subsidiaries, Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, we provide basic (i.e., non-premium) television channels and related services to the U.K. multi-channel broadcasting market (including to our Cable segment) and a wide variety of consumer products by means of sit-up’s auction-based shopping channels.

Virgin Media TV has eleven genre-based entertainment channels, including LivingTV, LivingTV2, Bravo, Ftn, Trouble and Challenge TV, and including four “multiplexed” channels which have identical content of another channel but broadcast one hour later. Virgin Media TV also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide. Together, Virgin Media TV and the UKTV Group are the largest supplier of basic channels to the U.K. pay television market. UKTV currently has ten pay channels, including UKTV Gold and UKTV History, and five associated multiplexed channels.

Depending upon the distribution agreement with the platform operator and the package chosen by the customer, our wholly-owned and UKTV channels are available on our own analog and digital platforms and BSkyB’s digital platform. These channels generate revenue by the sale of airtime and sponsorship to advertisers and advertising agencies by Virgin Media TV’s advertising sales department, IDS (Interactive Digital Sales Limited). Some channels also generate distribution revenue based on either the number of customers subscribing to programming packages carried by the relevant platform operators or a fixed monthly fee. Virgin Media TV and UKTV are also represented on Freeview, a U.K. free-to-air digital television service, with UKTV History, UKTV Bright Ideas and Ftn available to Freeview viewers as well as subscribers to all multi-channel platforms, UKTV History, UKTV Bright Ideas and Ftn are separate channels with distinct offerings that operate within one of the twenty-four hour general entertainment slots available on Freeview.

sit-up provides a wide variety of consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv. These channels are available on our own digital platforms, BSkyB’s digital platform and Freeview, as well as on the internet.

Our Network

Our business is underpinned by significant investment in our cable network infrastructure. This consists of a national core backbone network and a high capacity two-way local broadband network in the U.K. The entire cable network was designed for large scale, high-speed telecommunications traffic from its inception. Our core network infrastructure transports our voice, internet, data and digital television platforms, whilst our access networks deliver these services directly to our customers.

Our broadband communications network in the U.K. currently passes approximately 12.5 million homes in our regional franchise areas. Our cables also pass a significant number of businesses in these areas. Our service areas include parts of many of the major metropolitan areas in the U.K., including Belfast, Birmingham, Bradford, Brighton, Bristol, Cambridge, Cardiff, Coventry, Derby, Dundee, Edinburgh, Exeter, Glasgow, Leeds, Leicester, Liverpool, London, Manchester, Newcastle, Nottingham, Oxford, Perth, Plymouth, Portsmouth, Reading, Sheffield, Southampton, Swansea and Teesside.

The core network has a fiber backbone that is approximately 23,000 kilometers long. This includes over 15,500 kilometers which are owned and operated by us and approximately 7,500 kilometers which are leased fiber from other network owners. Over 157 switches direct telephone traffic around the core and local networks. In addition, we have more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 150 radio sites.

Our local access networks deliver internet, fixed line telephone and digital and analog television services to our customers’ homes and businesses. Our access network is comprised of two networks together. First, to provide television services and high-speed broadband internet access, our local fiber network is connected to a customer’s premises via high capacity, two-way, coaxial cables. We are currently conducting a residential trial of a 50Mb broadband service on this network. Second, we use Time Division Multiplex (TDM) technology over the fiber network to provide fixed line telephone services. This is then connected to a customer’s premises via a relatively short length twisted copper-pair. Additionally, the copper-pair cables are capable of hosting DSL services. Shorter lengths of copper (usually less than 500 meters) provide a structural advantage over traditional all copper local distribution networks (which are typically up to 5,000 meters) in delivering very high-speed data services (for example 20Mbps ADSL2+ services).

Because of the extensive use of fiber in our access networks, we are also able to provide high speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks.

We have a variety of alternative methods to connect our national telecommunications network over the “last mile” to the premises of those customers that are located outside of our cabled areas. We:

•       obtain permits to construct telecommunications networks and build-out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers, or where a significant level of traffic is obtained from a customer; and

•       lease circuits and DSL connections on the local networks of other service providers to connect to our customers’ premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection and can often be put into place relatively quickly, and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

Nationally, approximately 94% of the homes passed by our cable network can receive all of our broadband, digital television and fixed line telephone services. We cannot however currently provide all three of the main services on some older parts of the network. In 2006, we continued a cable network upgrade program targeting more than half a million homes in the London area, where there was an older, less robust cable network. Approximately 239,000 of the London homes were upgraded during 2006, compared to 230,000 in 2005. These homes can now be offered broadband, interactive digital television and fixed line telephone services. Approximately 80,000 further homes will also be able to receive these services when the upgrade program completes in the middle of 2007.

Our mobile telephone services are provided over cellular networks owned by third parties. Our main mobile network provider is T-Mobile. We also use networks owned by other partners to provide some ancillary services. T-Mobile currently operates 2G, 2.5G and 3G networks in the U.K.

Information Technology

We outsource and internally manage the operation and support of our information technology systems. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. Although we outsource a portion of our information technology systems to various suppliers, we retain control of the information technology activities that are fundamental to our competitive advantage and key to the development of our intellectual property.

We are in the process of integrating our key information technology systems and are focused on improving the operational efficiency of our systems. The first legacy billing system migration of 1.6 million customers was completed successfully in December 2006. Work will progress to bring merger integration activities to completion through the course of 2007, with key milestones being the second and third legacy billing system conversions presently scheduled for the second half of 2007, the completion of the enterprise resource planning integration across all finance and human resource functions in April 2007 and the final stage of the corporate network integration in March 2007.

Competition

Cable Segment

Consumer

We believe that we have a competitive advantage in the U.K. residential market because we offer a wide range of integrated communications services, including high-speed broadband internet, fixed line and mobile telephone and television services. We offer most of our products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer internet and telephone services nationally and currently offer television services in our service areas only. Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than us.

In 2006, competition in all of our Consumer product areas increased substantially, primarily as our competitors looked to expand their own product offerings into bundled propositions. Key developments amongst our primary competitors included:

•       BT Group plc.   BT Retail launched its BT Fusion and BT Vision products in 2006, adding mobile and television bundles. BT Fusion offers a dual-mode mobile/WiFi handset that allows a user to make Voice over Internet Protocol, or VoIP-based calls via WiFi in the home on a handset which can also make traditional mobile calls outside the home. BT Vision offers a Freeview plus an IP-based pay television service, although the service has limited content.

•       British Sky Broadcasting Group plc.   BSkyB, a long-time competitor in the pay television market, launched a broadband and fixed line telephone service in 2006, with television and broadband bundles. In late 2005, BSkyB acquired Easynet, an internet service provider.

•       Carphone Warehouse Group plc.   Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. In 2006, Carphone Warehouse acquired the AOL UK ISP business, which is being merged with its existing TalkTalk business.

•       Tiscali S.p.A.   Tiscali offers fixed line telephone and broadband services and, in 2006, Tiscali acquired Video Networks Limited (HomeChoice), which provides IP-based television, fixed line telephone and broadband in the London area.

•       Orange.   Orange offers a triple play of mobile phone, fixed line phone and broadband services. The fixed line telephone and broadband services were previously marketed under the brand name Wanadoo, which was rebranded to Orange in 2006.

•       Pipex Communications plc.   Pipex acquired several smaller retail broadband and telephone ISPs in 2006, including Bulldog from Cable & Wireless, Toucan and Homecall.

•       Vodafone and O2.   Both announced plans to launch their own fixed line broadband and phone services in 2007. In 2006, O2 purchased Be, a broadband provider in the U.K.

Cable Television

We compete primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only U.K. pay-satellite television platform in the U.K. and has high market share of the U.K. pay television market. BSkyB owns the U.K. rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both our principal competitor in the pay television market, and an important supplier of television content to us. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, European and U.K.

competition law prevent BSkyB from abusing its market position in relation to the supply of these channels to us. Even so we believe that the current terms for this content are not reasonable and should be improved. We currently trade on BSkyB’s rate card terms and pricing for their premium movie and sports channels. These terms can be changed on 30 days’ notice. Additionally, BSkyB has refused to supply us certain enhancements to these services, such as High Definition TV content and “red button” functionality.

Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. Presently, Freeview does not offer several of the most popular pay television channels, such as UKTV Gold, LivingTV and MTV. BSkyB has also announced its intention to remove its free channels (Sky News, Sky Sports News and Sky Three) from Freeview and substitute pay channels.

Top Up TV offers a pay television service offering approximately nineteen pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased Top Up TV software.

Currently a limited number of residential customers can receive DTV over BT’s ADSL lines. Video Networks Limited (bought by Tiscali in 2006), under the brand name HomeChoice, supplies this service, including video on demand, to customers in parts of the London metropolitan area, and Kingston Interactive Television supplies this service to customers in one region in England.

There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and video on demand services. These include DSL services and third generation, or 3G, mobile telephony. Most notably, BT has recently launched BT Vision, a combined DTT television service and a video on demand service over a DSL broadband connection. BSkyB has also launched a video on demand service over a DSL broadband connection, and bundles that service with its other offerings. Some other new competitors are using DSL technology to offer comparable bundling.

Pay television and pay-per-view services offered by us compete to varying degrees with other communications and entertainment media, including home video, video games and DVDs.

Telecommunications is a constantly evolving industry and we expect that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how our operations and businesses will be affected in the future.

The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be strengthened. This will enable terrestrial DTV to be made available to additional customers’ homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line up to be expanded to include new channels.

There is also a growing demand and supply of full-length video content via broadband connections to the personal computer, which can be a substitute for traditional television viewing. Content owners, online aggregators, television channel owners, etc. are increasingly using broadband as a new digital distribution channel direct to consumers (primarily via downloading). Current business models tend to be on a pay-per-transaction basis. This does represent a potential disintermediation threat to pay television platforms, though the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel for the near future.

Broadband Internet

We provide broadband and dial-up internet services to customers within reach of our access network, by direct connection to our network. We also provide broadband and dial-up internet services to customers not within reach of our access network by providing a connection to our network via BT’s local access network. Our internet services compete with BT, which provides broadband and dial-up internet access services over its own network both as a retail brand and as a wholesale service.

An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. Carphone Warehouse (TalkTalk) , Orange, Tiscali and BSkyB are all deploying LLU to some degree.

BT and third party service providers use DSL technologies which, like our network, permit internet access to be provided at substantially greater speeds than conventional dial-up access.

In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max and broadband power line (which utilizes existing electricity networks to deliver high-speed broadband internet services) may subject us to increased competition over time in the provision of broadband services.

Fixed Line Telephone

We provide fixed line telephone services to customers who are within reach of our network by direct connection to our network and, like our internet services, to customers off our network via BT’s local access network. We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position. We also compete with other telecommunications companies that provide indirect access telephone services, including Carphone Warehouse under the brand name TalkTalk, Pipex, Tesco and BSkyB.

We also compete with mobile telephone networks that may threaten the competitive position of our networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the downward price pressure in fixed line telephone services. Through our acquisition of Virgin Mobile in July 2006, we now provide mobile telephony services to approximately 4.5 million customers.

There is also competition from companies offering VoIP services using the customer’s existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls “on net,” i.e. between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic calls) or on a pence per minute rate.

Business

The U.K. business telecommunications market is very competitive and comprised of traditional network operators such as BT, virtual network operators such as Vanco plc, or Vanco, and systems integrators such as Affiniti, a trading name of Kingston Communications (Hull) Plc. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Thus plc, Affiniti and COLT Telecom Group plc, for example, have network advantages within certain regions, while Vanco benefits from the flexibility of being a virtual network operator in particular product markets.

Within retail markets, traditional competitors are in a phase of consolidation and, as a result of the additional scale this affords, organizations such as Cable & Wireless plc, or C&W, and Thus plc have begun to target larger multi-national corporations. We continue to focus on small, medium and large nationally-oriented businesses where leveraging the network asset can provide an economic advantage. In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions.

In the service provider market, BT and C&W continue to offer strong competition with network reach in the former and aggressive pricing on key city-to-city routes in the latter.

Competition in the U.K. market continues to be based on value for money, the key components of which are quality, reliability and price. Customers, particularly larger organizations and integrators who utilize the network to enable applications and solutions, accept higher price points in exchange for consistent delivery and performance against service level agreements.

Mobile Segment

Virgin Mobile faces direct competition from mobile network operators and other mobile virtual network operators. Its key competitors are the other major mobile communication providers in the U.K., including O2, Vodafone, Orange, T-Mobile and 3. In addition, a number of smaller players have emerged including BT Mobile, Carphone Warehouse and Tesco Mobile.

In the broader telephony market, Virgin Mobile competes indirectly with many fixed line telephone operators and resellers, and internet telephony providers in the U.K., including BT. See “Competition—Cable Segment” for more information on these competitors.

Content Segment

Virgin Media TV supplies basic television programming to the U.K. multi-channel television market and generates revenues largely on advertising and subscription revenues from that television programming.

Virgin Media TV’s television programming competes with other broadcasters and may lose audience share, as a result of which its advertising revenues may decrease. Market and economic factors apart from individual channel performance may also adversely influence subscription and advertising revenues or carriage of the channels. Virgin Media TV’s primary customer other than Virgin Media itself is BSkyB, which has used its dominance in the pay TV market to reduce substantially carriage subscription payments made to Virgin Media.

Virgin Media TV competes for program rights with broadcasters transmitting similar channels to those owned by Virgin Media TV and those in which it has an interest by virtue of the companies comprising the UKTV Group, Virgin Media TV’s joint ventures with BBC Worldwide. As a result of this competition for a limited number of well-known program rights, the price of these program rights are increasing and could increase further, thereby limiting Virgin Media TV’s ability to purchase that programming for transmission on its channels and those of UKTV, or adversely affecting the profitability of its channels.

ITV1 and Channel 4 have historically held dominant positions in generating advertising revenue due to their share of audience viewing. This generally attracts a price premium (i.e. advertising revenue share higher than audience share) from advertisers who are willing to pay more to launch advertising campaigns that quickly reach a large viewing audience. However, growing audience share at a faster rate than market audience, as has occurred over the last several years, can provide the continuation of Virgin Media TV and UKTV leverage in growing its market share of advertising revenue.

sit-up sells a wide range of products, including electronics, jewellery, clothing and home furnishings through its innovative retail shopping channels. Consequently, it competes with a large variety of retailers in the U.K. market. In common with other retailers, the business experiences a seasonal peak in the fourth quarter of the year and is impacted by general consumer confidence and purchasing trends.

sit-up also competes with other shopping and auction-based channels. Because the majority of its sales are initiated from television broadcasts, sit-up also competes with other television channels for audiences. The future performance of the business may be affected by any changes in television viewing habits.

Government Regulation

Regulation in the European Union (EU)

The European Parliament and Commission regulate our principal business activities through Directives and various other regulatory instruments.

In particular, in February 2002, the European Commission adopted a package of new Directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the EU. This new framework consisted of four Directives, namely:

•       Directive 2002/21 on a common regulatory framework for electronic communications networks and services (the Framework Directive);

•       Directive 2002/20 on the authorization of electronic communications networks and services (the Authorization Directive);

•       Directive 2002/19 on access to and interconnection of electronic communications networks and associated facilities (the Access and Interconnection Directive); and

•       Directive 2002/22 on universal service and users rights relating to electronic communications networks and services (the Universal Service Directive).

This package of Directives was supplemented, subsequently, by the Communications and Privacy Directive which dealt, among other things, with data protection issues in relation to the provision of electronic communications services.

The U.K. Government incorporated these Directives into its national laws under the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003.

During 2006, the European Commission commenced a review of these Directives (the Regulatory Framework Review) to assess their continuing suitability and efficacy and whether any amendments are necessary. This review will continue in 2007, with any new or amended legislative proposals being tabled in draft form during the first half of 2007.

In addition, the European Parliament and Commission are currently carrying out a review of the Television Without Frontiers Directive, now renamed the Audio Visual Media Services (AVMS) Directive. This Directive, which was originally adopted in 1989, has been a cornerstone of EU audiovisual media policy. It requires the Member States of the EU, among other things, to set certain minimum standards for broadcasting and controls on the amount and content of advertising. The Directive also requires Member States to take active measures to ensure that broadcasters under their jurisdiction support the European film and TV production industry. This requirement is achieved, in large part, through the imposition of a European content quota under which broadcasters must reserve a majority of their transmission time for European works.

In December 2005, the European Commission published proposed amendments to the Directive which are designed to update the Directive in the light of technological and market developments. The main proposal is that on-demand services, which the European Commission refer to as “non-linear services”, should be brought within the scope of the Directive and should be made subject to some of its requirements. In particular, there is a proposal that on-demand service providers such as ourselves should be required, where practicable and by appropriate means, to promote production of and access to European works. The Commission cites content quotas and investment levies as examples of how this might be achieved.

The proposed amendments to the Directive had their First Reading in the European Parliament during 2006 and debate on the proposals is still continuing. The Second Reading of the proposals in the European Parliament is currently expected in mid-2007. The likely outcome is that, in some respects, our on-demand services will become more heavily regulated and that we may have to demonstrate that, within our on-demand services, we are taking active steps to promote and support European film and TV production.

In July 2006, the European Commission issued a proposal for regulation of international mobile roaming within the EU. The proposal included regulation that would impose a price cap on wholesale and retail roaming rates within the EU. Other requirements such as greater transparency of retail roaming rates were also included in the proposal.

The proposed wholesale rate cap would likely result in a reduction in the wholesale cost per minute incurred by Virgin Mobile when its customers roam in the EU. The proposed retail rate cap would likely reduce the price per minute that Virgin Mobile charges its customers when they roam in the EU.

The date that any regulation may be introduced is not known. The net impact on Virgin Mobile would be dependent on the final details of the regulation and any resulting change in calling patterns whilst roaming, although the regulation could have a negative impact on profits.

Regulation in the U.K.

We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation.

The Communications Act 2003 established a new regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector. Ofcom replaced a number of regulatory authorities such as the Office of Telecommunications (Oftel) and the Independent Television Commission (ITC).

Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under Cable TV regulation and Mobile Telecoms Regulation) in order to own or operate mobile networks, TV channels or to provide certain facilities such as electronic program guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP conditions

Full details of the General Conditions of Entitlement are available on Ofcom’s website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement include:

•       a requirement to negotiate interconnection arrangements with other network providers

•       a requirement to ensure that any end-user can access the emergency services

•       a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where we acquire a customer from another network provider

•       a requirement to ensure that any end-user can access a directory enquiry service

•       a requirement to publish up-to-date price and tariff information

•       a requirement to provide itemized billing on request from each customer.

In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The new EU regulatory framework, adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This has resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets. As a result, BT has been made subject to further regulatory requirements in both wholesale and retail markets.

During 2007, Ofcom will be carrying out further reviews in a number of these markets to re-assess the competitive conditions applying in these markets and whether their earlier assessments of companies having SMP remain valid.

Under one of the earlier reviews, all fixed operators, including ourselves, have been found to possess SMP in relation to the termination of calls on their own networks. This has resulted in the imposition of a requirement on all fixed operators to provide access to their networks on fair and reasonable terms for terminating calls, with additional requirements being imposed on BT and Kingston Communications. We have not been found to possess SMP in any of the other voice, data or internet markets in which we operate.

All U.K. mobile network operators (MNOs) have been found to possess SMP in relation to the termination of calls on their own networks. Accordingly in June 2004 Ofcom imposed Specific Conditions on each of the MNOs in respect of their 2G networks requiring, among other things, a reduction in the average charges for termination of voice calls on their networks levied on fixed line operators or other MNOs. These price controls are currently in place until the end of March 2007. Ofcom currently proposes that further average price reductions should be achieved by all MNOs in respect of voice call termination on their 2G and 3G networks over the period from the end of March 2007 to the end of March 2011. Ofcom intends to publish its final statement in respect of such proposals in early 2007. As Virgin Mobile is not an MNO such proposals do not apply directly to us. However, under the terms of the network supply agreement we have with our network provider, T-Mobile, they will continue to operate to decrease the inbound interconnect revenue we receive from T-Mobile in respect of calls made to our customers. Ofcom is currently reviewing the wholesale SMS termination market. This follows the European Commission’s proposed amendment to its Recommendation to include SMS in the voice call termination market. Ofcom believes the review will take 12 to 18 months and will involve at least one consultation.

The Strategic Review of Telecommunications

Following the passing of the Communications Act 2003, Ofcom announced that one of its first tasks would be to carry out a strategic review of telecommunications in the U.K. (TSR).

The TSR commenced in April 2004 with the observation from Ofcom that, despite almost twenty years of telecommunications liberalization in the U.K., BT remained dominant in almost all telecommunications markets. Ofcom’s preliminary assessment was that although the true infrastructure competition offered by the cable industry was highly desirable and had resulted in substantial consumer benefits, it did not represent a sufficient competitive constraint on BT. Similarly, the intensity of competition to BT based on access by third party service providers to the BT network via wholesale products, was insufficient. Ofcom felt, therefore, that it should seek to increase competitive intensity by improving third party access to the BT network.

Having reached this conclusion, Ofcom has developed a concept known as “equivalence”. Broadly, this concept has been defined as enabling BT’s competitors to gain access to BT’s network infrastructure on exactly the same (i.e. equivalent) terms as BT itself enjoys.

At the conclusion of the TSR, BT offered and Ofcom accepted a number of undertakings to put the concept of equivalence into practice in its dealings with competitors. This has been achieved primarily through the creation of a new division within BT called “Openreach” which manages and sells network services to competitors and the rest of BT on the same terms and conditions (including prices) and in accordance with the same processes.

The outcome of the TSR is expected to create further commercial opportunities for new entrants in markets across the communications sector and therefore to meet Ofcom’s objective of increasing competitive intensity.

The efficacy of the undertakings will be formally reviewed by Ofcom during 2007.

Universal Service

The concept of universal service is designed to ensure that basic fixed-line telecommunications services are available at an affordable price to all citizens across the EU. The scope of universal service obligations is defined by the Universal Service Directive (see above under Regulation in the European Union) and is transposed into U.K. regulation by the Universal Service Order. This Order has been implemented by Ofcom which has imposed a number of specific universal service requirements on BT and Kingston Communications, both of which have been designated by Ofcom as universal service providers.

The European Commission has been considering the future scope of universal service obligations as part of the Regulatory Framework Review (see above under Regulation in the European Union) and is expected to publish a Green Paper on this subject early in 2007. This paper is likely to consider, among other things, whether universal service should extend to the provision of broadband internet connectivity and whether there is scope in the future for making use of mobile technologies in the provision of some aspects of universal service. We would be impacted by any future decision to require us to provide or to contribute to the funding of universal service in the U.K.

Electronic Communications Code

Under the Telecommunications Act 1984, which was largely replaced by the Communications Act 2003, licensed public telecommunications operators were eligible for enhanced legal powers under the electronic communications code annexed to the Telecommunications Act 1984, or Code Powers. Code Powers are of particular benefit to those who construct and maintain networks because they give enhanced legal rights of access to private land, exemption from some requirements of general planning law and the right to install equipment in the public highway.

The Communications Act 2003 retained the broad structure of Code Powers. Any operator which possessed Code Powers under the previous licensing regime automatically retained those powers under the Communications Act regime. Any operator wishing to obtain new Code Powers must now apply to Ofcom. Our subsidiaries that provide electronic communications networks and services have Code Powers.

Although Code Powers give operators the right to install equipment in public highways, each operator is required to certify to Ofcom each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove equipment or restore the public roads following the insolvency of that operator. This security is commonly described as “funds for liabilities.” Ofcom has indicated that it will generally require an operator to provide board level certification of third party security for this purpose.

Cable TV Regulation

Although we are no longer required to hold individual licenses to provide electronic communications networks and services, we are still required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels which we own or operate and for the provision of certain other services (e.g. electronic program guides) on our cable TV platform.

We therefore hold a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the provision of promotional channels and for the provision of our electronic program guide.

TLCS licenses are granted and administered by Ofcom. The licenses require that each licensed service complies with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, to the license being revoked.

Holders of TLCS licenses are required to pay an annual fee to Ofcom. The fees are related to the revenue earning capacity of each television service and are based on a percentage, set by Ofcom, of revenues from advertising, sponsorship, subscriptions and interactive services, with special rules applying to shopping channels.

In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including ourselves) allow access to their platforms for third party TV channel and content providers. This review will continue throughout 2007. It is not possible at this stage to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, including our cable TV platform, will become more heavily regulated as a result.

Mobile Telecoms Regulation

The use of radio frequency spectrum is regulated by the Wireless Telegraphy Act 2006 (WTA) and the Communications Act 2003. Ofcom has responsibility for allocating, licensing and regulating the use of spectrum. As Virgin Mobile is not an MNO we are not directly regulated by the WTA but our network provider, T-Mobile, does (and is required to) have WTA licenses in respect of the operation of their network.

A new legal and policy framework is being implemented across the U.K. and other member states to fulfill the European Commission’s objective to effect coordination and harmonization with regard to the availability and efficient use of radio spectrum. The European Commission has proposed that specific spectrum bands should be subject to tradability throughout the EU and that this would be supported by limiting or removing regulatory restrictions on use. The introduction of trading and liberalization is mainly regulated at national level.

U.K. Competition Law

The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant market position and a prohibition on anti-competitive agreements, modeled on Articles 81 and 82 of the Treaty of Rome. The Act also introduced third party rights, stronger investigative and enforcement powers and the ability for the competition authorities to issue interim measures. The new enforcement powers include the ability to impose fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading (OFT) and gives concurrent investigative and enforcement powers in matters concerning communications to Ofcom.

The U.K.’s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers are now made by the independent competition authorities, using competition based tests, rather than by the U.K. Government.

Under other provisions of the Enterprise Act, individuals who cause, encourage, participate in or, in some cases, even those who have knowledge of, the making of agreements between competitors which are designed to fix prices, share markets, limit supply or production or rig bids in the U.K., can be prosecuted and punished with unlimited fines and imprisonment for up to five years. The courts may also order the disqualification for up to fifteen years of directors whose companies have committed a breach of U.K. or EU competition law.

WEEE Directive

On December 12, 2006, the U.K. government adopted the Waste Electrical and Electronic Equipment Directive (the WEEE Directive) previously adopted by the European Union relating to certain obligations associated with historical waste (as defined by the WEEE Directive). The WEEE Directive is effective January 2, 2007 and imposes the responsibility for the disposal of waste electrical and electronic equipment on the manufacturers of such equipment. The main provisions relate to separate collection, disposal and recycling; standards for its treatment at authorized facilities; and collection, recycling and recovery targets.  It requires distributors to allow consumers to return their waste equipment free of charge, which would include the set-top boxes and cable modems that we provide to our customers.

Seasonality

Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between school years. In addition, our Content segment includes Virgin Media TV, which has a seasonally higher programming spend in the fourth quarter, and  sit-up’s home shopping channels, which earn potentially higher revenues in the fourth quarter, reflecting the Christmas holiday period, which is common in the retail industry. In our Mobile segment, fourth quarter customer acquisition and retention costs generally increase due to the important Christmas period and Mobile ARPU generally decreases in the first quarter of each year due to the lower number of days in February and lower usage post the Christmas period.

Research and Development

Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own and have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the “Virgin” name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the “Virgin’’ name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we have agreed in principle to extend the license to entitle us to use the “Virgin Media Television’’ name for the creation, distribution and management of our wholly-owned television channels, and to provide certain complimentary services to our residential customers. The agreement (and the proposed extension) provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., which together with the name “Virgin Media”, we retain worldwide exclusivity.

Employees

As of December 31, 2006, we had 17,034 employees, of whom 15,669 were permanent, and 1,365 were temporary or contract. Approximately 1,900 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by two collective bargaining agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. Both of these agreements are terminable by either the Union or us with three months’ written notice. Except for these two arrangements, no other employees are covered by collective bargaining agreements. We believe that our relationship with the CWU, BECTU and our employees is generally good.

Item 1A.   Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We are subject to significant competition and we expect that competition will intensify.

The level of competition is intense in each of the markets in which we compete, and we expect competition to increase. In particular, our fixed and mobile telephone, broadband and cable television businesses compete with British Telecommunications Plc, or BT, in telephone and broadband services; Vodafone, O2, Orange and others in mobile telephone services; and British Sky Broadcasting Group Plc, or BSkyB, in multi channel television, telephone and broadband services, each of whom has significant operational scale, resources and national distribution capacity. We also compete with numerous internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up internet services over BT’s network. We will face increasing competition from mobile telephone network providers and new market entrants, including those providing VoIP and IPTV. The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the “triple-play” of digital television, fixed line telephone and broadband services, or “quad-play” bundles including mobile telephone services.

In the digital television market, we compete primarily with BSkyB in providing digital pay television services. Competition increased as a result of the launch of Freeview in October 2002, which provides approximately 43 digital terrestrial TV channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box, digital or digital TV recorder television. In March 2004, Top Up TV launched a pay-television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box. This year, BT Vision launched a PC download service of video on demand home entertainment content over a broadband connection. BSkyB and others offer a similar service.

Our broadband service faces increased competition from BT, Pipex, Orange, Tiscali and others, as well as new providers such as BSkyB and Carphone Warehouse (TalkTalk). Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased pricing competition.

Our fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as Vodafone, O2, Orange and T-Mobile.

Our business services also face a wide range of competitors, including BT, Cable & Wireless Communications plc, COLT Telecom Group plc and Thus plc, and a number of regional service providers. The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

In the mobile telephony market, we face direct competition from mobile network operators such as O2, Vodafone, Orange, T-Mobile and 3, and other mobile virtual network operators, such as Carphone Warehouse, Tesco Mobile and BT Mobile, in addition to fixed line telephone operators and internet telephony providers. Many of our competitors are part of large multinational groups, have substantial advertising and marketing budgets, have greater retail presence and may benefit from greater economies of scale than we do. As a mobile virtual network operator, our per unit economies may differ substantially from our competitors with their own networks, which may impact our ability to compete.

In order to compete, we may have to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. Reduced prices or increased costs would have a negative impact on our margins and profitability. In addition, if we are unable to compete successfully, even following price reductions or value enhancements, we may not be able to attract new customers, or retain existing customers.

Failure to control customer churn may adversely affect our financial performance.

The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

•       billing errors and/or general reduction in the quality of our customer service as a result of the integration of billing systems and customer databases;

•       customers moving to areas where we cannot offer our digital television, or DTV, services;

•       interruptions to the delivery of services to customers over our network and poor fault management;

•       stricter customer credit policies as a result of the alignment of the historical policies of NTL and Telewest;

•       the availability of competing services, such as the digital satellite services offered by BSkyB, the free-to-air digital television services offered by Freeview and the telephone, broadband and dial-up internet services offered by BT, BSkyB, Carphone Warehouse (TalkTalk) , Orange, Tiscali, Pipex and other third parties, some of which may, from time to time, be less expensive or technologically superior to those offered by us or offer content that we do not offer; and

•       the potential loss of customers due to their required migration from our analog television, or ATV, services to our more expensive DTV services when we stop transmitting our ATV signal.

An increase in customer churn can lead to slower customer growth, increased costs and a reduction in revenue.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

The internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on our business cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, may result in our core offerings becoming less competitive and render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as our competitors.

The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing.

We are licensed to use the Virgin name and logo but do not own it.

In February 2007, we rebranded certain areas of our business as Virgin Media and renamed our corporate parent Virgin Media Inc. under a 30 year license agreement with Virgin Enterprises Limited to use the Virgin name and logo. The use of the Virgin Media name and brand carries various risks, including the following:

•       we will be substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on our business;

•       the license agreement has a 30-year term, and we are obligated to pay a termination payment if the license is terminated early under certain circumstances; and

•       we are required to meet certain performance obligations under the license agreement, and a failure to meet those obligations could lead to a termination of the license.

If we lose the right to use the Virgin brand, we would need to rebrand those areas of our business that have been rebranded, which could result in increased expenditures and increased customer churn.

If we do not maintain and upgrade our networks in a cost-effective and timely manner, we could lose customers.

Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

•       modify network infrastructure for new products and services;

•       install and maintain cable and equipment; and

•       finance maintenance and upgrades.

Financial covenants in our senior credit facility effectively limit our level of capital expenditures by stipulating minimum levels of net cash generation. If this affects our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in our critical systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

Our business is dependent on many sophisticated critical systems that support all of the various aspects of our cable network operations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, war or other catastrophes or any other threat to business continuity. Moreover, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We do not currently have a formal company-wide disaster recovery plan. Unanticipated problems affecting our systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers or interrupt the transmission of signals over our cable network. Sustained or repeated system failures that interrupt our ability to provide service to our customers, prevent us from billing and collecting revenue due to us, or otherwise meet our business obligations in a timely manner, would adversely affect our reputation and result in a loss of customers and net revenue. Improvements to our revenue collection processes may not be successful or may not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of customers or reduce margins.

For the provision of television programs and channels distributed via our cable network, we enter into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB, one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription film channels available in the U.K. We buy BSkyB wholesale premium content on the basis of BSkyB’s rate card terms and pricing, which can be changed on 30 days’ notice, and not under a contract. Our agreement with BSkyB to purchase its basic channels expired on February 28, 2007. As of the date of this annual report, no new agreement has been reached between the parties. We may not be able to reach an agreement for BSkyB’s basic channels on reasonable terms, or at all.

In addition to providing programming to us, BSkyB competes with us by offering its programming directly to its digital satellite customers. As a result of BSkyB’s ownership of this content, it is able to charge us a price for its content that is challenging for us to compete with and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content (such as high definition and, interactive content) exclusively to its digital satellite customers and not to us.

In addition to BSkyB, our significant programming suppliers include the BBC, ITV plc, Channel 4, Viacom Inc., HBO, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to our customers, which could have a material adverse effect on our business and results of operations and increase customer churn.

Revenue from our content segment is highly dependent on subscriber fees and the television advertising market.

Our content segment owns pay channels through Virgin Media TV and our joint ventures with the BBC. Our content segment derives revenue from subscriber fees and advertising revenue. BSkyB, our main competitor, is our largest customer for our programming and has recently used its dominant position in pay television to reduce substantially the fees it pays for our channels. As we are dependent upon carriage of our programming in order to attract advertising revenue, BSkyB has considerable power to renegotiate the fees that we charge for our programs. In addition, the TV advertising market has faced steady declines over the last few years. Our failure to generate sufficient subscriber fees or advertising revenue will cause our content segment revenue and cash flow to decline.

We depend on equipment and service suppliers that may discontinue their products or seek to charge us prices that are not competitive, either of which may adversely affect our business and profitability.

We have important relationships with several suppliers of hardware, software and services that we use to operate our network and systems and outsource various customer services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short-term to change supply and maintenance relationships in the event that our initial supplier refuses to offer us favorable prices or ceases to produce equipment or provide the support that our network and systems require. If equipment or service suppliers were to discontinue their products or seek to charge us prices that are not competitive, our business and profitability could be materially adversely affected.

Furthermore, we rely upon outside contractors to install our equipment in customers’ homes. Delays caused by these contractors, or quality issues concerning these contractors, could cause our customers to become dissatisfied and could produce additional churn or discourage potential new customers.

The integration of our billing systems may have an adverse effect on our customer service, customer acquisitions, customer churn rate and operating costs.

As a result of our growth through acquisitions, we inherited numerous billing and customer service systems. We are in the process of migrating all of our consumer cable and business customers to one central billing system. If we are not successful with this process, we might not be able to achieve the expected cost savings associated with the new system. It is possible that billing errors and other customer service disruptions could occur during further integration processes, potentially resulting in increased customer churn or adverse effects on customer service, customer acquisitions, collections, and the costs of maintaining our billing systems going forward.

Regulation of the markets in which we provide our services has been changing rapidly; unpredictable changes in U.K. and EU regulations affecting the conduct of our business, including price regulations, may have an adverse impact on our ability to set prices, enter new markets or control our costs.

Our principal business activities have historically been regulated and supervised by various governmental bodies in the U.K. and by the regulatory initiatives of the European Commission. Regulatory changes have recently occurred, and may in the future occur, at the U.K. or EU level with respect to licensing requirements, price regulation, environmental regulation, accounting practices, interconnection arrangements, mobile termination rates, roaming regulation, number portability, carrier pre-selection, the ability to provide digital services, ownership of media companies, programming, local loop unbundling, data protection, the provision of open access by U.K. cable operators to other telecommunications operators, the adoption of uniform digital technology standards or the bundling of services. Regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect our ability to set prices, enter new markets or control costs.

We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks.

We are subject to taxation in the U.S. and the U.K. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the manner in which and extent to which we transfer funds to and repatriate funds from our subsidiaries, accounting standards and changes in accounting standards, and future changes in the law. Because we operate in more than one tax jurisdiction and may therefore incur losses in one jurisdiction that cannot be offset against income earned in a different jurisdiction, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

We have a U.S. holding company structure in which substantially all of our operations are in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on “Subpart F” income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. While we believe that we have substantial U.S. tax basis in some of our U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of an equivalent amount of cash from our U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that we will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, there can be no assurance that we will not incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

There is no assurance that new products we may introduce will achieve full functionality or market acceptance.

Our long-range plan includes IPTV and we cannot guarantee that this new product, or any other new products that we may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively impacted.

Virgin Mobile relies on T-Mobile’s network to carry its communications traffic.

Virgin Mobile relies on its long-term agreement with T-Mobile for voice, non-voice and other telecommunications services we provide our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with T-Mobile is terminated, or if T-Mobile fails to deploy and maintain its network, or if T-Mobile fails to provide the services as required under our agreement with them, or if this were required and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we might be unable to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally any migration of all or some of our customer base to a new operator would be in part dependent on T-Mobile and could entail potential technical or commercial risk. T-Mobile is also a customer of our business division. Any disagreements between T-Mobile and Virgin Mobile may affect our other relationships with T-Mobile.

We rely on third parties to distribute our Virgin Mobile products and procure customers for our services.

Our ability to distribute Virgin Mobile products and services depends, to a large extent, on securing and maintaining a number of third party distributors who sell our branded handsets and service packs, including Carphone Warehouse and prepay vouchers. These distributors also procure customers for our competitors and, in come cases, themselves as well. In particular, Carphone Warehouse also sells its own broadband and telephone services. They may also receive incentives to encourage potential customers to subscribe to our competitors’ services rather than our own. They may at their discretion decide to cease to distribute our products and services.

Pursuant to an agreement with Virgin Retail Limited, we are entitled to occupy a dedicated space in which to advertise and promote our products and services in specified Virgin Megastores, including future store openings. We have no control over the number of stores that may be opened or closed in the future. In addition, any of our distribution partners may from time to time close retail locations or otherwise reduce the scale of their businesses. If any of our distribution partners were to close some or all of their operations, or we fail to maintain these key distribution relationships, our revenue may decline.

In addition, we plan on opening our own retail outlets in the next few years to increase the sales of our products and services. Our stores may not perform successfully.

We depend on the ability to attract and retain key personnel without whom we may not be able to manage our business lines effectively.

We operate in a number of rapidly changing technologically advanced markets that will continue to challenge our senior management. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. We believe that the unique combination of skills and experience possessed by our senior management would be difficult to replace, and that the loss of our key personnel could have a material adverse effect on us, including the impairment of our ability to execute our business plan. Our future success is likely to depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Certain of our significant stockholders could have an influence over our business and affairs.

Certain persons or entities are our significant stockholders. Based on SEC filings to date, the Virgin Group beneficially owns 10.5% of our issued and outstanding common stock; in addition, Franklin Mutual Advisers, LLC beneficially owns 9.2%, Ameriprise Financial Inc. beneficially owns 8.9%, and Mr. William R. Huff beneficially owns 5.7%, of our issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of the company.

On April 3, 2006, we entered into a license agreement with Virgin Enterprises Limited which provides for us to use the Virgin name and logo in our consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to our Nominating Subcommittee to fill a single new seat on our board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, Group Strategy Director of Virgin Enterprises Limited, and he was appointed to our board on September 11, 2006. As a result of Mr. McCallum’s relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of our other stockholders should arise, this director may not be disinterested.

Mr. Huff is a director of Virgin Media Inc. and is the president of the managing member of W.R. Huff Asset Management Co., L.L.C. As a result of his relationship with W.R. Huff Asset Management Co., L.L.C., if conflicts between the interests of W.R. Huff Asset Management Co., L.L.C. and the interests of our other stockholders should arise, this director may not be disinterested.

Disruptions in Virgin Media TV’s or sit-up’s satellite transmissions could materially adversely affect their respective operations.

Virgin Media TV and sit-up currently broadcast their digital programming content with leased satellite transponders, the operations of which are beyond the control of Virgin Media TV and sit-up. Disruption to one of these satellites would result in disruption to Virgin Media TV’s or sit-up’s programming and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. In addition the satellite transponders may fail before the expiration of Virgin Media TV’s and sit-up’s contractual right to utilize them, which may result in additional costs as alternative arrangements are made for satellite transmission.

Unauthorized access to our networks could result in a loss of revenue.

We rely on the integrity of our networks to ensure that our services are provided only to identifiable paying customers. The development of new technology facilitating unauthorized access to our network could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers. We continue to work on minimizing unauthorized access to our networks.

We do not insure the underground portion of our cable network and various pavement-based electronics associated with our cable network.

We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network or various pavement-based electronics associated with our cable network. Almost all our cable network is constructed underground. As a result, any catastrophe that affects our underground cable network or our pavement-based electronics could prevent us from providing services to our customers and result in substantial uninsured losses.

Risks Relating to Our Recent Acquisitions

We may be unable to successfully integrate operations and realize the full anticipated synergies of our recent acquisitions, which may harm the value of our securities.

Our merger with Telewest and acquisition of Virgin Mobile involve the integration of companies that have previously operated independently. The difficulties of combining operations include:

•       the necessity of coordinating geographically separated organizations and facilities, including call centers;

•       combining product offerings and coordinating the branding and pricing of these offerings;

•       rationalizing each company’s internal systems and processes, including billing systems, which are different from each other; and

•       integrating personnel from different company cultures.

The process of integrating operations could cause an interruption of, or loss of, momentum in the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and acquisition and the integration of the companies’ operations could result in the disruption of our ongoing businesses or inconsistencies in the standards, controls, product offerings, level of customer service, procedures and policies of the companies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

While we have already achieved many synergies from our recent acquisitions, we expect to continue to realize synergies by creating efficiencies in operations, capital expenditures and other areas. If we are not able to successfully sustain these savings, the anticipated benefits of the merger and acquisition may not be realized fully, or may take longer to realize than expected. Although we have quantified an amount of synergies that we expect to realize, this amount is an estimate and has not been prepared in accordance with GAAP. This estimate is a forward-looking statement and is based on assumptions that may not ultimately prove to be accurate.

We have incurred and will continue to incur significant costs in connection with the merger and acquisition.

We have incurred a number of costs associated with completing the merger with Telewest and acquisition of Virgin Mobile, combining the operations of the three companies and achieving desired synergies. These costs have been and will be substantial. We are in the process of executing integration plans to deliver the planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of our businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

We could suffer losses due to asset impairment charges for goodwill and long-lived intangible assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we refer to in this annual report as “SFAS 142,” goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On December 31, 2006, we had goodwill and intangible assets of £3,637.0 million. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment and a non-cash charge would be required. Any significant shortfall, now or in the future, could lead to a downward revision in the fair value of such assets. Any such charge could have a material effect on our reported net earnings.

Risks Relating to Our Financial Indebtedness and Structure

We may not be able to fund our debt service obligations through operating cash flow in the future.

It is possible that we may not achieve or sustain sufficient cash flow in the future for the payment of interest or principal on our indebtedness when due. If our operating cash flow is not sufficient to meet our debt payment obligations, we may be forced to raise cash or reduce expenses by doing one or more of the following:

•       increasing, to the extent permitted, the amount of borrowings under new credit facilities;

•       restructuring or refinancing our indebtedness prior to maturity, and/or on unfavorable terms;

•       selling or disposing of some of our assets, possibly on unfavorable terms; or

•       foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.

We cannot be sure that any of, or a combination of, the above actions would be sufficient to fund our debt service obligations.

Our current leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

We had consolidated total long-term debt of £6,159.1 million as of December 31, 2006. This high degree of leverage could have important consequences, including the following:

•       a substantial portion of the cash flow from operations will have to be dedicated to the payment of interest and principal on existing indebtedness, thereby reducing the funds available for other purposes;

•       the ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired;

•       our flexibility in reacting to competitive technological and other changes may be limited;

•       the substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or adverse developments in our business; and

•       we may be exposed to risks inherent in interest rate and foreign exchange rate fluctuations.

We have incurred losses in the past and may not be profitable in the future.

We had losses from continuing operations for 2006 of £570.9 million and for 2005 of £420.5 million (both on a pro forma basis). We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The restrictive covenants under our debt agreements may limit our ability to operate our business.

The agreements that govern our indebtedness contain restrictive covenants that limit the discretion of our management over various business matters. For example, these covenants restrict our ability to:

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•       make investments;

•       sell assets, including the capital stock of subsidiaries;

•       enter into sale and leaseback transactions and certain vendor financing arrangements;

•       create liens;

•       enter into agreements that restrict some of our subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of our assets; and

•       enter into transactions with affiliates.

These restrictions could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those that will be applicable under our current indebtedness.

We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.

We and a number of our subsidiaries are holding companies with no independent operations or significant assets other than investments in our subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

The terms of our senior credit facility and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing the debt that may be issued by our subsidiaries from time to time may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

The inability to transfer cash among entities within their respective consolidated groups may mean that even though they may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

We are subject to currency and interest rate risks.

We are subject to currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2006, we would have had interest determined on a variable basis on £5,025 million, or 82%, of our long term debt. An increase in interest rates of 1% would increase unhedged gross interest expense by £50.3 million per year.

To manage these foreign exchange and interest rate risks, we have entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. We are required by our lenders under our senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two thirds of the total debt represented by our senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006. Accordingly, after giving effect to these hedges, an increase in interest rates of 1% would increase our gross interest expense by £18.2 million per year.

We may not have sufficient financial resources to repay our debt upon a change of control.

We may, under some circumstances involving a change of control, be obligated to repay our outstanding indebtedness. The company or any possible acquiror may not have available financial resources necessary to repay that indebtedness in those circumstances.

If we or any possible acquiror cannot repay our outstanding indebtedness in the event of a change of control of the company (if such repayment is required), the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross default under other indebtedness that does not have similar provisions.

Risks Relating to Our Common Stock

The market price of our common stock is subject to volatility, as well as to trends in the telecommunications industry in general, which will continue.

The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. Stock prices in the telecommunications sector have historically been highly volatile, and the market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which will be beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings releases and our competitors’ earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, rumors of private equity interest in our company, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, like recessions. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

We may in the future seek to raise funds through equity offerings, which could have a dilutive effect on our common stock.

In the future, we may determine to raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire these securities or our common stock. In any case, the result would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock.

We have not historically paid cash dividends on our common stock, we may not be able to continue to pay dividends, and the failure to do so could adversely affect our stock price.

Until recently, we had not paid any cash dividends on our common stock. The terms of our existing indebtedness limit our ability to pay dividends from cash generated from operations. We may be unable to continue to pay cash dividends on our common stock.

Sales of stock by stockholders in the company may decrease the price of the common stock.

Based on SEC filings to date, the Virgin Group beneficially owns 10.5% of our issued and outstanding common stock; in addition, Franklin Mutual Advisers, LLC beneficially owns 9.2%, Ameriprise Financial Inc. beneficially owns 8.9%, and Mr. William R. Huff beneficially owns 5.7%, of our issued and outstanding common stock.

Some of these stockholders also have rights, subject to various conditions, to require the company to file one or more registration statements covering their shares, or to include their shares in registration statements that the company may file for itself or on behalf of other stockholders.

Subsequent sales by any of these stockholders of a substantial amount of the company’s common stock may significantly reduce the market price of the common stock of the company. Moreover, the perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the company’s common stock for a considerable period. Sales of the company’s common stock, and the possibility of these sales, could make it more difficult for the company to sell equity, or equity related securities, in the future at a time, and price, that it considers appropriate.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts could prevent or delay a change of control of us.

We may, under some circumstances involving a change of control, be obligated to repurchase substantially all of our outstanding senior notes and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We or any possible acquiror may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

If we or any possible acquiror cannot repurchase those senior notes or repay our indebtedness under our credit facilities and other indebtedness in the event of a change of control of us, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of us, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

Our stockholder rights plan, some provisions of our certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of us. We are subject to the Delaware business combinations law that, subject to limited exceptions, prohibit some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation’s outstanding voting stock for three years following the date that the stockholder acquired that interest. The terms of certain of our existing agreements relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In the U.K., we own, lease or occupy under license 134 business units and regional offices including our U.K. corporate head offices in Hook, Hampshire. We also maintain an office, which is our principal executive office, under lease in New York City. Twenty two of our corporate real estate sites are unoccupied, representing 16% of our properties or 14% of available accommodation. We continue to explore every opportunity to dispose of these surplus buildings.

In addition, we own or lease facilities at approximately 900 switching centers/head-ends, operational hub-sites, and other types of network sites like points of presence, radio sites and repeater nodes. We also own or lease warehouses and other non-operational properties, as well as operating various cable television, telephone and telecommunications equipment housed in street-cabinet enclosures situated on public and private sites. Currently four of our technical sites are unoccupied, representing a rental expense of approximately 0.9% of our technical sites rents. We are seeking to renegotiate the leases for these properties or dispose of them.

Item 3. Legal Proceedings

We are involved in various other disputes and litigation arising in the ordinary course of our business. None of these matters is expected to have a material adverse effect on our financial position, results of operation or cash flow.

In 2004, Owl Creek Asset Management L.P. and JMB Capital Partners, L.P. filed a complaint in the Supreme Court of the State of New York seeking to hold our subsidiary, Virgin Media Holdings Inc. (formerly NTL Holdings Inc.), and PTV Inc. (NTL Holdings Inc’s. pre-bankruptcy holding company) liable for alleged damages attributable to their trading in NTL common stock on a “when issued” basis prior to the completion of NTL’s plan of bankruptcy in January 2003. A similar claim was brought by Maxcor Financial Inc. in 2005. We settled these matters in February 2007. We paid $182,500 in the settlement to the plaintiffs.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

Our shares are traded on the Nasdaq National Market under the symbol “VMED” (formerly traded as “NTLI”). The following table sets forth the reported high low price per share of our common stock on the Nasdaq National Market for the periods indicated.

	Price per Share
	High	Low
2005
First Quarter(1)	$29.25	$25.24
Second Quarter(1)	$27.71	$25.14
Third Quarter(1)	$27.98	$25.14
Fourth Quarter(1)	$27.78	$22.21
2006
First Quarter to March 3, 2006(1)	$27.76	$25.27
First Quarter from March 6, 2006	$29.15	$27.00
Second Quarter	$29.69	$22.91
Third Quarter	$26.90	$21.02
Fourth Quarter	$27.50	$23.68
2007
First Quarter (through February 26, 2007)	$28.22	$24.14

(1)          Restated for the merger with Telewest. On the merger of NTL and Telewest on March 3, 2006, each shareholder of NTL (now known as Virgin Media Holdings Inc.) received 2.5 shares of stock and shareholders of Telewest received $16.25 in cash and retained 0.287 shares of the company now known as Virgin Media Inc. for each share that Telewest held previously.

Holders

As of February 26, 2007, our transfer agent informed us that there were 468 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividends

On May 18, 2006, August 28, 2006 and November 28, 2006, our board of directors approved and declared the payment of regular quarterly cash dividends of $0.01, $0.02 and $0.02 per share on June 20, 2006, September 20, 2006 and December 20, 2006, to stockholders of record as of June 12, 2006, September 12, 2006, and December 12, 2006, totaling £1.6 million, £3.5 million and £3.4 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of the board of directors and will be subject to our future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return on Standard & Poor’s 500 Stock Index and a Peer Group Index. Because no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television operations and related businesses as a significant element of their overall business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours.

Furthermore, all of the companies included in the Peer Group Index are U.S. based, whereas our operations are exclusively based in the U.K. and the Republic of Ireland and our U.S. dollar performance is significantly influenced by exchange rate changes. The common stocks of the following companies have been included in the Peer Group Index: Comcast Corporation, Cablevision Systems Corporation, Charter Communications, Inc. and Mediacom Communications Corp.

The graph assumes that $100 was invested on January 13, 2003 and all dividends are reinvested. The graph covers only the period from January 13, 2003 to December 31, 2006 because NTL’s common stock was registered under Section 12 of the Exchange Act and started trading on that date.

Total Returns

	January 13, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
Virgin Media(1)	100	352.01	368.21	343.58	319.08
S&P 500	100	122.07	135.35	142.00	164.43
Peer Group	100	118.97	119.99	94.64	156.52

(1)          Share prices from January 13, 2003 through March 3, 2006 reflect the historic prices of the common stock of NTL Incorporated prior to its merger with and into a subsidiary of Telewest Global, Inc., in a transaction that was accounted for as a reverse acquisition. The new holding company, Telewest Global, Inc., changed its name to NTL Incorporated on March 3, 2006. From March 6, 2006, share prices reflect the market price for that company, which was renamed Virgin Media Inc. on February 6, 2007.

(b)   Not applicable.

(c)           Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
May 17, 2006	6,027	(1)	$27.51	—	$—
Total	6,027		$27.51	—	$—

(1)          In connection with the merger with Telewest, the U.K. tax rules caused a deemed tax liability to be created for holders of restricted stock who were subject to U.K. tax. Prior to May 17, 2006, Robert C. Gale, our Vice President-Controller, held 32,275 shares of our common stock and restricted stock units, including 17,250 shares of restricted stock vesting in three equal instalments of 5,750 shares on each of May 6, 2006, May 6, 2007 and May 6, 2008. As a result of the merger, Mr. Gale incurred a tax liability with respect to his shares of restricted stock. To satisfy this tax liability, which we paid in cash, we withheld 2,009 shares of common stock from each 5,750 share tranche. The average price paid per share shown in column (b) is our mid-market share price on May 17, 2006, the date of this transaction. Accordingly, 3,741 shares of common stock were delivered in satisfaction of the shares of restricted stock that vested on May 6, 2006, and 3,741 shares of common stock remain subject to restrictions that will lapse (subject to Mr. Gale’s continued employment) on each of May 6, 2007, and May 6, 2008.

Item 6. Selected Financial Data

The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

On March 3, 2006, NTL merged with a subsidiary of Telewest, which changed its name to NTL Incorporated. Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-K for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 these financial statements reflect the reverse acquisition of Telewest. See note 1 to the consolidated financial statements of Virgin Media Inc.

On May 9, 2005, we sold our operations in the Republic of Ireland. We have restated the historical consolidated financial information to account for the Ireland operations as a discontinued operation. The assets and liabilities of the Ireland operations have been reclassified as assets held-for-sale and liabilities of discontinued operations, respectively, and the results of operations of the Ireland operations have been removed from our results of continuing operations for all periods presented.

Following the disposal of our operations in the Republic of Ireland, all of our revenue from continuing operations and substantially all of our assets are denominated in U.K. pounds sterling. Consequently, we now report our results in pounds sterling. Financial information for all periods presented has been restated accordingly.

We entered into an agreement for the sale of our Broadcast Operations on December 1, 2004 and closed the sale on January 31, 2005. As of December 31, 2004, we accounted for the Broadcast operations as a discontinued operation. Therefore, the results of operations of the Broadcast operations have been excluded from the components of loss from continuing operations and the assets and liabilities of the Broadcast operations have been reported as assets held-for-sale and liabilities of discontinued operations, respectively, for all periods presented.

We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that we, NTL Europe and certain of our and NTL Europe’s subsidiaries filed the Plan under Chapter 11 of the U.S. Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with SOP 90-7.

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of our outstanding public notes were canceled other than the notes issued by Diamond Holdings Limited and NTL (Triangle) LLC, and we acquired all of the outstanding public notes of Diamond Cable Communications Limited. In connection with our emergence from Chapter 11 reorganization, some of our subsidiaries and we issued $558.2 million aggregate principal amount at maturity of 19% senior secured notes due 2010, or Exit Notes, on January 10, 2003. Initial purchasers of our Exit Notes also purchased 500,000 shares of our common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million, or £310.7 million.

We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. The term “Predecessor Company” refers to our subsidiaries and us for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to our subsidiaries and us for periods subsequent to January 1, 2003. The effects of the completion of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions. All other results of operations on January 1, 2003 are Reorganized Company transactions.

On November 17, 2003, we completed a rights offering, pursuant to which 35,853,465 shares of our common stock were issued. In connection with the rights offering, we received gross proceeds of $1,434 million, or £846.0 million. From the net proceeds of $1,367 million, or £806.5 million, we repaid in full all obligations under our Exit Notes and, together with cash on hand, our working capital facility. In addition, we used part of the net proceeds as inter-company funding to one of our subsidiaries and the balance for general corporate purposes.

We have a number of stock-based employee compensation plans. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. We selected the prospective method of adoption permitted by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, or FAS 148. Accordingly, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. In the year ended December 31, 2006, we recognized £36.7 million of stock-based compensation and in the year ended December 31, 2005, we recognized £9.8 million of stock-based compensation.

Pursuant to SOP 90-7, beginning on May 8, 2002 we ceased accruing interest expense on some of our pre-petition obligations. Our reported interest expense in 2002 excludes £429.4 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization expenses were £101.8 million. Recapitalization expenses include all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expenses include £24.1 million for employee retention related to substantially all of our U.K. employees and £77.7 million for financial advisory, legal, accounting and consulting costs.

In addition, in 2002 we recorded asset impairment charges of £277.0 million consisting of non-cash charges to write down some fixed assets of £37.3 million, and goodwill of £239.7 million. We also recorded restructuring charges of £57.9 million and non-cash charges of £189.3 million primarily for allowances for the cancellation of receivables from NTL Europe in accordance with the Plan. Amortization expense in 2002 decreased from amounts in prior periods owing to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets.

	Year ended December 31,
	2006	2005	2004	2003	2002
	Reorganized Company	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company(2)
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£3,602.2	£1,947.6	£2,000.3	£1,887.4	£1,854.5
Operating income (loss)	9.8	(19.7)	(52.5)	(194.4)	(955.2)
Loss from continuing operations	(509.2)	(241.7)	(509.4)	(606.7)	(1,611.6)
Basic and diluted loss from continuing operations per share (pro forma for 2002)(1)	£(1.74)	£(1.13)	£(2.34)	£(3.84)	£(10.83)
Average number of shares outstanding (pro forma for 2002)(1)	292.9	213.8	218.0	158.0	148.8

(1)          Pro forma basic and diluted loss from continuing operations per share for 2002 is computed assuming the following shares were outstanding for these years: 125.0 million shares issued in connection with the Plan, 1.3 million shares issued in connection with the issuance of the Exit Notes due 2010 and 22.5 million shares as an adjustment to give effect to the impact of the rights offering.

(2)          On January 1, 2003, we adopted fresh-start reporting in accordance with SOP 90-7. As a result, on January 1, 2003, we recognized £3,655.8 million for both operating income and income from continuing operations.

	As of December 31,
	2006	2005	2004	2003	2002
	Reorganized Company	Reorganized Company	Reorganized Company	Reorganized Company	Predecessor Company
	(in millions)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	£418.5	£832.1	£136.8	£446.1	£315.1
Working capital	(604.4)	529.9	(286.8)	(48.1)	(4,224.4)
Fixed assets	6,026.3	3,294.9	3,531.6	3,857.2	6,487.1
Total assets	11,243.5	4,988.5	5,493.3	6,262.1	8,102.8
Long term debt(1)	6,159.1	2,280.0	3,013.5	3,211.9	9,795.9
Shareholders’ equity (deficit)	3,230.1	1,955.0	1,574.5	2,068.6	(3,218.9)
Dividends declared per common share	£0.03	—	—	—	—

(1)          As of December 31, 2002, long term debt of £3,698.2 million was classified as current and £6,097.7 million was classified as liabilities subject to compromise.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and to a lesser extent off our network;

•       Mobile: our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content: our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

For further discussion of our business please refer to Item 1.

Revenue

Our revenue by segment for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):

	Year ended December 31,
	2006		2005		2004
Cable Segment
Consumer	£2,393.3	66.4%	£1,520.0	78.0%	£1,507.3	75.4%
Business	614.0	17.1	427.6	22.0	493.0	24.6
	3,007.3	83.5	1,947.6	100.0	2,000.3	100.0
Mobile Segment	292.1	8.1	—	—	—	—
Content Segment	302.8	8.4	—	—	—	—
	£3,602.2	100.0%	£1,947.6	100.0%	£2,000.3	100.0%

The principal sources of revenue within each segment are:

Cable

•       consumer—monthly fees and usage charges for telephone service, cable television service and internet access; and

•       business—monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to other telecommunications service providers over our national network.

Mobile

•       mobile services—monthly fees and usage charges for airtime, data, roaming and long-distance calls; and

•       mobile handset and other equipment—charges for the supply of equipment.

Content

•       advertising—on television airing of advertising from advertisers or advertising agencies;

•       programming services—on transmission of television programs based on the numbers of customers subscribing to programming packages; and

•       transactional and interactive—on delivery of services.

Expenses

The principal components of our operating costs and selling, general and administrative expenses within each segment include:

Cable

•       interconnection costs paid to carriers related to telephone services;

•       television programming costs;

•       costs of maintaining our cable network infrastructure;

•       payroll and other employee-related costs;

•       marketing and selling costs;

•       facility related costs, such as rent, utilities and rates; and

•       allowances for doubtful accounts.

Mobile

•       interconnection costs paid to other carriers related to mobile telephony services;

•       purchase costs of mobile handsets and other equipment;

•       subscriber acquisition costs;

•       marketing and selling costs;

•       payroll and other employee-related cost;

•       repairs and maintenance costs;

•       facility related costs, such as rent, utilities and rates; and

•       allowances for doubtful accounts.

Content

•       television production programming costs;

•       amortization of television and movie program costs;

•       costs of purchasing consumer goods for re-sale;

•       leased satellite transponder costs;

•       payroll and other employee-related costs;

•       marketing and selling costs;

•       repairs and maintenance costs;

•       facility related costs, such as rent, utilities and rates; and

•       allowances for doubtful accounts.

Acquisitions and Disposals

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement for a purchase price totaling £952.2 million, including cash of £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million.

Reverse Acquisition of Telewest

On March 3, 2006, NTL merged with a subsidiary of Telewest and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc. The total purchase price was £3.5 billion, including cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million.

Sale of Broadcast and Ireland Operations

On January 31, 2005, we sold our Broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The cash proceeds from the sale were £1.3 billion. Our Broadcast operations provided site leasing, broadcast transmission, satellite, media, public safety communications and other network services, utilizing broadcast transmission infrastructure, wireless communications and other facilities.

On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley for an aggregate purchase price of €333.4 million, or £225.5 million.

As a result of the sale of our Broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations. Financial information for all prior periods presented in this report is restated accordingly. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations.

Factors Affecting Our Business

Cable Segment

Our Cable segment residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our “triple-play” customers are more profitable than “double-play” or “single-play” customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, the success of our integration efforts, capital expenditures, currency movements and seasonality.

Customer Churn.   Customer churn is a measure of the number of customers who stop using our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

Cable ARPU.   Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from customers. We believe that our “triple-play” cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment. With the acquisition of Virgin Mobile we are now able to offer “quad-play” of television, broadband, mobile and fixed line telephone services, which we believe will enhance our competitiveness and growth opportunities.

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in the market for our consumer services, including broadband and telephone services offered by British Telecom (“BT”) and resellers or local loop unbundlers, alternative internet access services like DSL, satellite television services offered by British Sky Broadcasting Group plc (“BSkyB”), digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. (“Tiscali”) and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that include two or more of our product offerings. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Integration.   We are presently integrating our legacy NTL and Telewest cable businesses. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the two businesses. For example, we are consolidating our billing platforms over the next twelve months. While these integration efforts are presently on track, any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

Capital Expenditures.   Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

Currency Movements.   We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have implemented a hedging program to seek to mitigate the risk from these exposures. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates.

Seasonality.   Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodations between academic years.

Mobile Segment

Competition.   Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets from mobile operators, including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. Many of our competitors are part of large multinational groups, have substantial advertising and marketing budgets, and have a significant retail presence. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Seasonality.   Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas period. Our ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period.

Distribution.   We rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new customers or retain existing customers may be adversely affected.

Content Segment

Competition.   Our television programming competes with other broadcasters for advertising revenues, subscription revenues, and programming rights. sit-up competes with a large variety of retailers in the U.K. market and with other television channels for audiences.

Limited Number of Buyers with Market Power.   Other than our own Cable segment, the primary buyer of our television channels is BSkyB. BSkyB has recently used its market power to reduce, and in some cases, eliminate the fees that it pays us to carry our channels. This is expected to reduce our content segment revenues in 2007 by approximately £30 million.

Access to Content.   Some of the television program content is purchased, mainly from the U.S. Because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV may experience an increase in the cost of programming.

Seasonality.   Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up generally records increased revenues and costs in the fourth quarter due to generally higher retail sales in the lead up to the Christmas holiday.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the U.S., or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

These policies may need to be revised in the future in the event that changes to our business occur.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their fair values. We engage third party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts and customer lists; the trademark’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s assumptions about fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect management’s estimates.

Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities in relation to tax exposures or liabilities to restructure the pre-acquisition businesses of NTL, Telewest and Virgin Mobile, including the exit of properties and termination of employees, are subject to change as management completes its assessment of pre-merger operations and begins to execute the approved plan for the integration of the three companies.

Impairment of Long-Lived Assets and Indefinite-Lived Assets

Long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit’s fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset’s fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. We evaluate our cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. In the future, we may incur impairment charges under SFAS No. 142 if market values decline and we do not achieve expected cash flow growth rates.

Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows and those estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. Assumptions used in these cash flows are consistent with our internal forecasts. If actual results differ from the assumptions used in the impairment review, we may incur additional impairment charges in the future.

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, and tax planning opportunities available in the jurisdictions in which we operate. From time to time, we engage in transactions in which the tax consequences may be subject to some uncertainty. Examples of such transactions include business acquisitions and disposals, issues related to consideration paid or received in connection with acquisitions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Fixed Assets

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations. Costs associated with initial customer installations are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Our managers use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

In relation to our restructuring activities, we have recorded a liability of £108.1 million as of December 31, 2006 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given to sublessees, and amounts of lease termination costs.

Recent Accounting Pronouncements

In June 2005, the FASB issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive’s adoption into law by the applicable EU-member country. The Directive was adopted by the U.K. on December 12, 2006, and is effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of our customer premises equipment. As a result we have recognized a retirement obligation of £58.2 million and fixed assets of £24.4 million on the balance sheet and a cumulative effect change in accounting principle of £33.8 million in the statement of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We adopted FIN 48 effective January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48, but do not anticipate any significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and we are required to adopt it in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine its effects.

In September 2006, the SEC issued SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after December 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Consolidated Results of Operations from Continuing Operations

Years ended December 31, 2006 and 2005

Revenue

For the year ended December 31, 2006, revenue increased by 85.0% to £3,602.2 million from £1,947.6 million for 2005. This increase is primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006, and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

Cable ARPU has increased steadily through the year, reflecting our drive to encourage “triple-play” bundling and a focus on better quality customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Revenue Generating Units (RGUs) per customer increasing from 1.99 at December 31, 2005 to 2.17 at December 31, 2006 and by the percentage of our customers with “triple-play” growing from 29.3% at December 31, 2005 to 40.6% at December 31, 2006. These increases arise primarily because the number of RGUs per customer and the percentage of customers with “triple-play” were higher in the legacy Telewest business than in NTL.

Expenses

Operating costs.   For the year ended December 31, 2006, operating costs, including network expenses, increased by 94.6% to £1,572.8 million from £808.3 million during the same period in 2005. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 43.7% for the year ended December 31, 2006, from 41.5% for the same period in 2005, in part due to the inclusion of the Telewest content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower margins than our Cable segment.

Selling, general and administrative expenses.   For the year ended December 31, 2006, selling, general and administrative expenses increased by 87.8% to £906.9 million from £483.0 million for the same period in 2005. This increase is primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Selling, general and administrative expenses as a percentage of revenue increased slightly to 25.2% for the year ended December 31, 2006, from 24.8% for the same period in 2005, partly due to costs incurred in connection with the integration of NTL and Telewest and increased stock based compensation expense offset by savings from lower employee related costs as a result of involuntary employee terminations in the year ended December 31, 2006.

In January 2007, we began the extensive marketing campaign behind our new Virgin Media rebrand. We expect this to increase our normal marketing and advertising costs by over £25.0 million in 2007.

Other charges

Other charges of £67.0 million in the year ended December 31, 2006 relate primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

The following table summarizes our historical restructuring provisions (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2006	£—	£45.3	£45.3
Charged to expense	—	4.0	4.0
Utilized	—	(5.9)	(5.9)
Balance, December 31, 2006	£—	£43.4	£43.4

The following table summarizes our restructuring provisions resulting primarily from the reverse acquisition of Telewest (in millions):

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2006	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	43.2	45.9	89.1
Charged to expense	40.3	22.7	63.0
Utilized	(64.8)	(3.9)	(68.7)
Balance, December 31, 2006	£18.7	£64.7	£83.4

Depreciation expense

For the year ended December 31, 2006, depreciation expense increased to £799.1 million from £541.7 million for the same period in 2005. This increase is primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile. Excluding the impact of the reverse acquisition of Telewest and of the acquisition of Virgin Mobile, depreciation expense has decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

For the year ended December 31, 2006, amortization expense increased to £246.6 million from £109.5 million for the same period in 2005. The increase in amortization expense relates to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other

For the year ended December 31, 2006, interest income and other increased to £34.7 million from £29.4 million for the year ended December 31, 2005, primarily as a result of increased interest rates and additional cash balances throughout  the year.

Interest expense

For the year ended December 31, 2006, interest expense increased to £457.4 million from £235.8 million for the same period in 2005, primarily as a result of the additional borrowing as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

We paid cash interest of £327.1 million for the year ended December 31, 2006, and £216.8 million for the year ended December 31, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in timing of interest payments.

Loss on extinguishment of debt

For the year ended December 31, 2006, loss on extinguishment of debt was £32.8 million, and relates primarily to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing of the reverse acquisition of Telewest.

For the year ended December 31, 2005, loss on extinguishment of debt was £2.0 million, and related to the redemption of the $100 million floating rate senior notes due 2012 on July 15, 2005.

Foreign currency transaction gains (losses)

For the year ended December 31, 2006, foreign currency transaction losses were £90.1 million as compared with gains of £5.3 million for 2005. The foreign currency losses in the year ended December 31, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to hedge the repayment of the U.S. dollar denominated bridge facility. The repayment of $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that has been recorded as a component of equity. The foreign currency transaction gains in the year ended December 31, 2005 include gains of £43.7 million on the forward rate contracts and collars taken out in December 2005 in connection with £1.8 billion of the expected cash purchase price of Telewest offset by losses on the revaluation of foreign currency denominated long term debt and related forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £827.7 million of our indebtedness is denominated in U.S. dollars and £487.1 million is denominated in euros.

Gain from derivative instruments

The gain from derivative instruments of £1.3 million in the year ended December 31, 2006, mainly relates to favorable movements in the fair value of sterling interest rate swaps.

Income tax benefit

For the year ended December 31, 2006, income tax benefit was £11.8 million as compared with income tax expense of £18.8 million for the same period in 2005. The 2006 and 2005 (benefit)/expense is composed of (in millions):

	2006	2005
U.S. state and local income tax	£—	£(1.3)
Foreign tax	(2.7)	—
Deferred U.S. income tax	(8.6)	18.7
Alternative minimum tax	(0.5)	1.4
Total	£(11.8)	£18.8

In 2006, we received refunds of £1.3 million of the U.S. alternative minimum tax and £0.1 million of U.S. state and local tax. We also paid £3.1 million of U.S. federal income tax in respect of pre-acquisition periods of Telewest. In addition, we paid £4.6 million of U.K. tax expense in respect of pre-acquisition periods of Virgin Mobile. In 2005, we paid £2.2 million of the U.S. alternative minimum tax.

Loss from continuing operations

For the year ended December 31, 2006, loss from continuing operations was £509.2 million compared with a loss of £241.7 million for the same period in 2005. The increase in loss from continuing operations is primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile together with the associated increases in depreciation, amortization, interest expense, foreign exchange losses and loss on extinguishment of debt partially offset by increased income from those acquisitions during the year.

Cumulative effect of changes in accounting principle

In June 2005, the Financial Accounting Standards Board issued FSP FAS 143-1, Accounting for Electronic Waste Obligations (FSP 143-1) addressing the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The Directive was adopted by the U.K. on December 12, 2006, and is effective January 2, 2007. Management have reviewed their obligations under the law and have concluded that an obligation exists for certain of our customer premises equipment. As a result we have recognized a retirement obligation of £58.2 million and fixed assets of £24.4 million on the balance sheet and a cumulative effect change in accounting principle of £33.8 million in the consolidated statement of operations.

Loss from continuing operations per share

Basic and diluted loss from continuing operations per common share for the year ended December 31, 2006 was £1.74 compared to £1.13 for the year ended December 31, 2005. Basic and diluted loss from continuing operations per share is computed using a weighted average of 292.9 million shares issued in the year ended December 31, 2006 and a weighted average of 213.8 million shares issued for the same period in 2005. Options and warrants to purchase 37.4 million shares at December 31, 2006 are excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options and warrants is anti-dilutive.

Segment Information

A description of the products and services, as well as year-to-date financial data, for each segment can be found below in note 20 to Virgin Media’s consolidated financial statements. The segment results for the year ended December 31, 2006 included in our consolidated financial statements are reported on an actual basis and include the results of Telewest from March 3, 2006 and the results of Virgin Mobile from July 4, 2006.

The results of operations of each of our Cable and Content segments for the years ended December 31, 2006 and 2005 are reported in this section on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest’s historical Content and sit-up segments into the combined company’s Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment in 2005. Comparative pro forma results of our Mobile segment have not been presented.

The reportable segments disclosed in this Form 10-K are based on our management organizational structure as of December 31, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

The summary pro forma combined results of operations of our Cable segment were as follows (in millions):

	Year ended December 31,
	2006	2005
Revenue	£3,225.4	£3,205.2
Inter segment revenue	3.0	2.6
Segment OCF	1,145.2	1,191.7
Depreciation, amortization and other charges	(1,134.9)	(1,139.6)
Operating (loss) income	£10.3	£52.1

Revenue

Our pro forma Cable segment revenue by customer type for the years ended December 31, 2006 and 2005 was as follows (in millions):

	Year ended December 31,
	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£2,568.6	£2,527.4	1.6%
Business	656.8	677.8	(3.1)%
Total revenue	£3,225.4	£3,205.2	0.6%

Consumer:   For year ended December 31, 2006, pro forma revenue from residential customers increased by 1.6% to £2,568.6 million from £2,527.4 million for the year ended December 31, 2005. This increase is driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises partially offset by lower telephony usage. Cable ARPU has increased steadily through the year, reflecting our drive to encourage “triple-play” bundling and a focus on better quality customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Revenue Generating Units (RGUs) per customer increasing from 2.06 on a pro forma basis at December 31, 2005 to 2.17 at December 31, 2006 and by “triple-play” penetration growing from 32.4% on a pro forma basis at December 31, 2005 to 40.6% at December 31, 2006.

Business:   For the year ended December 31, 2006, pro forma revenue from business customers decreased by 3.1% to £656.8 million from £677.8 million for the year ended December 31, 2005. This decrease is attributable to declines in telephony voice revenue and lower wholesale and other revenues, partially offset by greater data installation and rental revenue.

Cable segment OCF

For the year ended December 31, 2006, pro forma Cable segment OCF decreased by 3.9% to £1,145.2 million from £1,191.7 million for the year ended December 31, 2005. The decrease in OCF is primarily due to increased selling, general and administrative expenses, which included pre-acquisition charges of £20.9 million relating to the reverse acquisition of Telewest, consisting of legal and professional charges of £11.7 million and executive compensation costs and insurance expenses of £9.2 million, together with integration costs incurred since the acquisition.

Summary Cable Statistics

Selected statistics for residential cable customers of Virgin Media, excluding customers off our network and Virgin Mobile customers, for the three months ended December 31, 2006 as well as the four prior quarters, are set forth in the table below.

	For the three months ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Opening customers	4,891,500	4,928,700	4,983,800	3,089,800	3,097,300
Data cleanse(1)	—	—	(36,200)	—	(18,100)
Adjusted opening customers	4,891,500	4,928,700	4,947,600	3,089,800	3,079,200
Increase in customers on acquisition of Telewest	—	—	—	1,880,400	—
Customer additions	213,500	229,200	192,300	167,100	162,800
Customer disconnects	(250,500)	(266,500)	(211,200)	(153,500)	(142,200)
Net customer movement	(37,000)	(37,300)	(18,900)	13,600	20,600
Reduction in customer count(2)	—	—	—	—	(10,000)
Closing customers	4,854,500	4,891,500	4,928,700	4,983,800	3,089,800
Churn(3)	1.7%	1.8%	1.5%	1.4%	1.6%
Revenue generating units(4)
Television	3,353,900	3,315,400	3,293,100	3,315,900	1,942,700
DTV (included in Television)	3,005,900	2,922,000	2,836,200	2,786,500	1,445,100
Telephone	4,114,000	4,178,300	4,233,000	4,268,100	2,573,100
Broadband	3,058,500	2,980,400	2,902,300	2,821,700	1,625,200
Total Revenue Generating Units	10,526,400	10,474,100	10,428,400	10,405,700	6,141,000
RGU/Customers	2.17x	2.14x	2.12x	2.09x	1.99x
Internet dial-up and DTV access(5)	73,300	97,000	113,300	140,400	123,700
Cable average revenue per user(6)	£42.82	£42.48	£42.21	£40.37	£38.96
ARPU calculation:
On-net revenues (millions)	£626.7	£625.4	£628.4	£443.3	£361.6
Average customers(7)	4,878,800	4,907,400	4,962,300	3,660,500	3,093,500

(1)          Data cleanse activity in Q2-06 resulted in a decrease of 36,200 customers and 69,000 RGUs, a decrease of approximately 13,500 Telephone, 24,400 Broadband and 31,100 TV RGUs. Data cleanse activity in Q2-06 is a result of more closely aligning customer definitions between NTL and Telewest together with the removal of approximately 20,000 inactive backlog customers in NTL.

                           Data cleanse activity in Q4-05 resulted in a decrease in NTL of 18,100 customers and 43,100 RGUs, a decrease of approximately 17,700 Telephone, 26,600 Broadband and an increase of 1,300 net TV RGUs.

(2)          Review of inactive backlog customers in the three months ended December 31, 2005 resulted in an adjustment to remove an additional 10,000 customers.

(3)          Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(4)          Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with incentive offers.

(5)          Dial-up internet customers exclude metered customers who have not used the service within the last 30 days.

(6)          The monthly cable average revenue per user, or cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. Cable average revenue per user for the three months ended March 31, 2006, previously disclosed as £40.92, has, due to the discovery of a calculation error, been restated to £40.37.

(7)          For the three months ended March 31, 2006, average customers has been calculated by adding the average customers who were directly connected to the NTL network and the pro rata proportion of customers directly connected to the Telewest network for the number of days subsequent to the acquisition of Telewest.

Mobile Segment

Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. Total Mobile segment revenue for the period since acquisition to December 31, 2006 was £292.1 million, of which £274.3 million was service revenue and £17.8 million was equipment revenue. Equipment revenue is stated net of discounts earned through service usage. Mobile segment OCF was £30.2 million for the period since acquisition.

Net customer additions in the three month ended December 31, 2006 were 11,100 compared to 122,700 in the three months ended September 30, 2006, Customer growth was lower due to increased price competition, and higher advertising spend from our mobile competitors. We continued to grow the number of higher mobile ARPU contract customers.

Summary Mobile Statistics

Selected statistics for Virgin Mobile since acquisition are set forth in the table below:

	December 31, 2006	September 30, 2006
Opening 90 day active customers(1)	4,511,700	—
Increase in customers on acquisition of Virgin Mobile	—	4,389,000
Net customer additions	11,100	122,700
Closing 90 day active customers	4,522,800	4,511,700
Mobile average revenue per user(2)	£10.59	£10.28
ARPU calculation:
Mobile revenue (millions)	£141.8	£132.5
Average customers	4,465,400	4,294,800

(1)          90 day active customers—Prepay customers are defined as active customers if they have made an outbound event in the preceding 90 days. Contract customers are defined as active customers if they have been provisioned and have not been disconnected.

(2)          Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the periods since acquisition, divided by the average 90 day active customers for the period since acquisition, divided by three.

Content Segment

The summary pro forma combined results of operations of our Content segment were as follows (in millions):

	Year ended December 31,
	2006	2005
Revenue	£362.1	£287.2
Inter segment revenue	22.7	20.6
Segment OCF	25.7	26.7
Depreciation, amortization and other charges	18.5	25.6
Operating income (loss)	£7.2	£1.1

Revenue

For year ended December 31, 2006, pro forma Content segment revenue increased by 26.1% to £362.1 million from £287.2 million for the year ended December 31, 2005. This increase is driven largely by the inclusion in the year ended December 31, 2006 of sit-up. sit-up was acquired by Telewest in May 2005 and contributed revenue of £226.4 million in 2006. Increased revenue from Virgin Media TV of £14.0 million was principally due to an increased share of the TV advertising revenue market as a result of the cumulative effect of the relative strength of the viewing performance of the Virgin Media TV channels, and increased subscription revenue arising from contractual price increases.

Content segment OCF

For the year ended December 31, 2006, pro forma Content segment OCF decreased by 3.7% to £25.7 million from £26.7 million for the year ended December 31, 2005. The decrease in pro forma Content segment OCF is primarily due to lower gross margins being achieved in 2006 compared with 2005, particularly in sit-up trading.

Virgin Media TV has recently signed a new two year carriage contract with BSkyB for the carriage of its channels which runs from January 1, 2007. As a result subscription revenue is expected to be approximately £30 million lower in 2007 than in 2006. A cost reduction plan is in place to address some of this shortfall, but nevertheless 2007 Content segment OCF is expected to be significantly affected.

Years ended December 31, 2005 and 2004

Revenue

For the year ended December 31, 2005, consolidated revenue decreased by 2.6% to £1,947.6 million from £2,000.3 million for 2004. Our revenue by customer type for the years ended December 31, 2005 and 2004 was as follows (in millions):

	Year ended December 31,
	2005	2004	Increase (decrease)
Revenues:
Consumer	£1,520.0	£1,507.3	0.8%
Business	427.6	493.0	(13.3)%
Total revenues	£1,947.6	£2,000.3	(2.6)%

Consumer:   For the year ended December 31, 2005, revenue from residential customers increased by 0.8% to £1,520.0 million from £1,507.3 million for 2004. This increase was driven largely by growth in the number of broadband internet subscribers as well as the inclusion of additional revenue of £48.5 million from our subsidiary Virgin Net Limited following its acquisition in November 2004. These increases were offset by lower telephony usage revenue as a result of a decline in the volume of minutes generated per customer and competitive pressure on pricing and higher promotional discounts as well as lower TV revenue due to lower ATV subscribers and lower premium channel revenue.

Business:   For the year ended December 31, 2005, revenue from business customers decreased by 13.3% to £427.6 million from £493.0 million during the same period in 2004. This decrease reflected the loss of £44.1 million of wholesale revenue from Virgin Net Limited, which ceased to be a third party business customer as a consequence of its acquisition by us in November 2004, together with the conclusion of two wholesale customer contracts. Lower telephony access and usage revenues were offset by growth in install, data product and project revenue.

Expenses

Operating Costs.   For the year ended December 31, 2005, operating costs, including network expenses, decreased by 2.3% to £808.3 million from £827.7 million during the same period in 2004. Operating costs as a percentage of revenue increased slightly to 41.5% for the year ended December 31, 2005, from 41.4% for the same period in 2004 primarily because of a reduction in telephony interconnect costs driven by lower usage on low margin call types and lower television content costs offset by the impact of more installs in pre-wired homes where the cost to install was expensed and an increase in costs associated with network repair and maintenance.

Selling, general and administrative expenses.   For the year ended December 31, 2005, selling, general and administrative expenses decreased by 3.8% to £483.0 million from £502.2 million for the same period in 2004. Selling, general and administrative expenses as a percentage of revenue decreased to 24.8% for the year ended December 31, 2005, from 25.1% for the same period in 2004. Lower employee costs following the involuntary employee terminations at the end of 2004, maintenance costs savings through negotiated contracts, and reduced levels of set-top box repair and recycling costs were partly offset by higher spend on marketing and communications together with increased allowances for doubtful accounts.

Other charges

Other charges of £24.8 million in the year ended December 31, 2005 mainly related to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £23.8 million in the year ended December 31, 2004 related to restructuring charges incurred in connection with our call center consolidation program. Of the costs of £23.8 million incurred in connection with our call center consolidation program, £12.4 million related to involuntary employee termination and related costs, £2.4 million related to lease exit costs, and £9.0 million related to other costs of the consolidation program, including recruitment and training of new employees at the new sites.

The following table summaries the restructuring charges incurred and utilized in the year ended December 31, 2005 and 2004 (in millions):

	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2003	£—	£38.8	£0.3	£—	£39.1
Released	—	—	—	—	—
Charged to expense	12.4	2.4	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	(9.0)	(32.6)
Balance, December 31, 2004	1.7	28.4	0.2	—	30.3
Released	—	—	(0.2)	(0.4)	(0.6)
Charged to expense	0.8	24.2	—	0.4	25.4
Utilized	(2.5)	(7.3)	—	—	(9.8)
Balance, December 31, 2005	£—	£45.3	£—	£—	£45.3

Depreciation expense

For the year ended December 31, 2005, depreciation expense decreased to £541.7 million from £594.9 million for the same period in 2004. This reduction in depreciation expense is because of the absence of depreciation on some assets that became fully depreciated in 2004.

Amortization expense

For the year ended December 31, 2005, amortization expense increased to £109.5 million from £104.2 million for the same period in 2004. The increase in amortization expense relates to additional intangible assets arising from the acquisition of Virgin Net Limited during the fourth quarter of 2004.

Interest expense

For the year ended December 31, 2005, interest expense decreased to £235.8 million from £271.0 million for the same period in 2004, primarily as a result of the interest saving offset by the accelerated amortization of deferred financing costs following the repayments totaling £723 million of our senior credit facility on February 4, 2005, June 14, 2005 and July 14, 2005, the redemption of the $100 million floating rate senior notes on July 15, 2005 and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest rate.

We paid interest in cash of £216.8 million for the year ended December 31, 2005, and £298.5 million for the year ended December 31, 2004. The decrease in cash interest payments resulted from debt repayments and the effects of the refinancing transaction in April 2004 that lowered our weighted average interest rate and rescheduled some interest payments.

Loss on extinguishment of debt

For the year ended December 31, 2005, loss on extinguishment of debt was £2.0 million, and relates to the redemption of the $100 million floating rate senior notes due 2012 on July 15, 2005.

For the year ended December 31, 2004, loss on extinguishment of debt was £162.2 million, and relates to the redemption, or repayment, of our indebtedness in the refinancing transaction. The loss comprises the payment of the premium of £6.4 million on the redemption of the Diamond notes and the expensing of the unamortized issue costs of £63.8 million and unamortized discount of £92.0 million on the redemption of the Diamond notes and the Triangle debentures and the repayment of the then-existing senior credit facility.

Foreign currency transaction (losses) gains

For the year ended December 31, 2005, foreign currency transaction gains were £5.3 million as compared with losses of £24.4 million for 2004. The foreign currency transaction gains in the year ended December 31, 2005 included gains of £43.7 million on the forward rate contracts and collars taken out in December 2005 in connection with £1.8 billion of the expected cash purchase price of Telewest offset by losses on the revaluation of foreign currency denominated long term debt and related forward contracts. The losses for the year ended December 31, 2004 were primarily because of the effect of changes in the exchange rate on the U.S. dollar and euro denominated debt and unrealized losses of £35.7 million arising from changes in the fair value of our foreign currency forward contracts. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £477.2 million of our indebtedness is denominated in U.S. dollars and £259.1 million is denominated in euros.

Income tax expense

For the year ended December 31, 2005, income tax expense was £18.8 million as compared with income tax expense of £5.0 million for the same period in 2004. The 2005 and 2004 expense is composed of (in millions):

	2005	2004
U.S. state and local income tax	£(1.3)	£1.3
Deferred U.S. income tax	18.7	3.6
Alternative minimum tax	1.4	0.1
Total	£18.8	£5.0

In 2005, we paid £2.2 million of the alternative minimum tax. In 2004, we paid £0.1 million of the alternative minimum tax and £0.1 million of U.S. state and local tax expense for 2004. None of the remaining income tax expense is expected to be payable in the next year.

Minority interest expense

The minority interest expense of £1.0 million for the year ended December 31, 2005 related to the minority interest in the net assets of NTL (South Hertfordshire) Limited (“NTL South Herts”). No minority interest was recorded for the year ended December 31, 2004 since the cumulative losses of NTL South Herts applicable to the minority interest exceeded the minority interest in the equity capital of NTL South Herts and there is no obligation on the part of the minority to make good such losses.

Loss from continuing operations

For the year ended December 31, 2005, loss from continuing operations was £241.7 million compared with a loss of £509.4 million for the same period in 2004. The reduction in loss from continuing operations was primarily attributable to savings in interest expense, the reduction in the loss on extinguishment of debt, lower depreciation and foreign currency transaction gains compared with losses in 2004.

Loss from continuing operations per share

Basic and diluted loss from continuing operations per common share for the year ended December 31, 2005 was £1.13 and for the year ended December 31, 2004 was £2.33. Basic and diluted loss from continuing operations per share is computed using an average of 213.8 million shares issued in the year ended December 31, 2005 and an average of 218.0 million shares issued for the same period in 2004. Basic and diluted loss from continuing operations per common share and average shares issued have been restated to reflect the share exchange ratio used in the reverse acquisition of Telewest. Options to purchase 3.1 million shares at December 31, 2005 were excluded from the calculation of diluted loss from continuing operations per share, since the inclusion of such options is anti-dilutive.

Consolidated Statement of Cash Flows

Years ended December 31, 2006 and 2005

Cash flow information provided below is for our continuing operations.

For the year ended December 31, 2006, cash provided by operating activities increased to £786.1 million from £325.6 million for the year ended December 31, 2005. This increase is primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile, offset by an increase in cash paid for interest. For the year ended December 31, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £327.1 million from £216.8 million during the same period in 2005. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

For the year ended December 31, 2006, cash used in investing activities was £2,954.0 million compared with cash provided by investing activities of £1,172.8 million for the year ended December 31, 2005. The cash used in investing activities in the year ended December 31, 2006 includes £2,004.6 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million, and £418.5 million for the acquisition of Virgin Mobile, net of cash acquired of £14.1 million. The cash provided by investing activities in the year ended December 31, 2005 includes £1.229 billion from the sale of our Broadcast operations. Purchases of fixed assets increased to £544.8 million for the year ended December 31, 2006 from £288.1 million for the same period in 2005 primarily because of the timing of cash payments and the reverse acquisition of Telewest.

Cash provided by financing activities for the year ended December 31, 2006 was £1,865.2 million compared with cash used in financing activities of £895.6 million in the year ended December 31, 2005. The principal components of cash provided by financing activities for the year ended December 31, 2006 were the new £5.3 billion senior credit facility and the $550 million senior notes due 2016. The principal uses of cash were the repayment of our previous senior credit and bridge facilities.

The principal components of the cash used in financing activities for the year ended December 31, 2005 were the repurchases of our common stock in the open market in February and April 2005 for £114.0 million, the prepayment of £723.0 million on our senior credit facility and redemption of the floating rate senior notes due 2012.

Years ended December 31, 2005 and 2004

Cash flow information provided below includes continuing and discontinued operations.

For the year ended December 31, 2005, cash provided by operating activities increased to £325.6 million from £249.3 million for the year ended December 31, 2004. This increase was a result of an improvement in working capital compared with 2004 together with lower cash paid for interest. For the year ended December 31, 2005, cash paid for interest, exclusive of amounts capitalized, decreased to £216.8 million from £298.5 million during the same period in 2004. This decrease resulted from lower level of debt, lower weighted average interest rates and re-scheduling of interest payments following our refinancing transaction.

For the year ended December 31, 2005, cash provided by investing activities was £1,172.8 million compared with cash used in investing activities of £291.0 million for the year ended December 31, 2004. The cash provided by investing activities in the year ended December 31, 2005 includes £1,229.0 million from the sale of our Broadcast operations and £216.2 million from the sale of our Ireland operations. Purchases of fixed assets increased to £288.1 million for the year ended December 31, 2005 from £274.5 million for the same period in 2004.

Cash used in financing activities for the year ended December 31, 2005 was £895.6 million compared with £382.3 million in the year ended December 31, 2004. The principal components of the £382.3 million cash used in financing activities for the year ended December 31, 2004 relate to the 2004 refinancing and include £812.2 million raised from the issuance of senior notes by our subsidiary, Virgin Media Finance PLC, £2,175.0 million drawn under the then new senior credit facility, which together with some of the proceeds of the issuance of the senior notes and cash on hand was used to repay in full our then-existing senior credit facility, and the remaining proceeds from the issuance of the senior notes, together with cash on hand, was used to redeem the Diamond notes and NTL Triangle debentures and pay transaction costs.

Liquidity and Capital Resources

As of December 31, 2006, we had £6,159.1 million of debt outstanding, compared to £6,207.0 million as of September 30, 2006 and £2,280.0 million as of December 31, 2005, and £418.5 million of cash and cash equivalents, compared to £302.2 million as of September 30, 2006 and £832.1 million as of December 31, 2005. The increase in debt since the previous year is primarily attributable to the reverse acquisition of Telewest in March 2006 and the acquisition of Virgin Mobile in July 2006. Our business is capital intensive, we are highly leveraged, and we have historically incurred operating losses and negative cash flow, partly as a result of our construction costs, operating expenditures and interest costs.

We require significant amounts of capital to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases.

We must also regularly service interest payments with cash flows from operations. Our ability to sustain operations, meet financial covenants under our indebtedness, and make required payments on our indebtedness could be impaired if we are unable to maintain or achieve various financial performance measures. Our ability to service our capital needs, to service our obligations under our indebtedness and to fund our ongoing operations will depend upon our ability to generate cash.

Although we expect to generate positive cash flow in the future, we cannot be certain that this will be the case. We believe that our cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for our cash requirements through to at least December 31, 2007. However, our cash requirements after December 31, 2007 may exceed these sources of cash. This may require that we obtain additional financing in excess of the financing incurred in the recent refinancing transaction. We may not be able to obtain financing at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness.

We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our and our subsidiaries’ existing and future indebtedness and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Our debt agreements and the debt agreements of some of our subsidiaries contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

Senior Credit Facility

During the year, we entered into a new senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6½ year bullet Tranche B1 term loan facility, a £351 million 6½ year bullet Tranche B2 term loan facility, a €500 million 6½ year bullet Tranche B3 term loan facility, a $650 million 6½ year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility.

The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from Virgin Media Finance PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited (“VMIH”) and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of Virgin Media Finance PLC is secured by a first priority pledge of the entire capital stock of VMIH and the receivables under any intercompany loans from Virgin Media Finance PLC to VMIH. The guarantee of the Tranche C of the senior credit facility will share in the security of Virgin Media Finance PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

Remaining principal under Tranches A and A1 is subject to repayment each six months as follows (in millions):

Date	Amount
September 28, 2007	£124
March 31, 2008	£237
September 30, 2008	£237
March 31, 2009	£265
September 30, 2009	£475
March 31, 2010	£527
September 30, 2010	£580
Final maturity date	£967

The annual rate of interest payable under our new senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

The applicable interest margin for Tranche A, A1 and the revolving facility depends upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	1.250%
Greater than or equal to 3.00:1 but less than 3.40:1	1.375%
Greater than or equal to 3.40:1 but less than 3.80:1	1.500%
Greater than or equal to 3.80:1 but less than 4.20:1	1.625%
Greater than or equal to 4.20:1 but less than 4.50:1	1.750%
Greater than or equal to 4.50:1 but less than 4.80:1	1.875%
Greater than or equal to 4.80:1 but less than 5.00:1	2.125%
Greater than or equal to 5.00:1	2.250%

The applicable interest margins for Tranche B and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
C .	2.750%

Senior Notes

On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance’s outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

The U.S. dollar denominated 8.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of $425 million. The sterling denominated 9.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of £375 million. The euro denominated 8.75% senior notes due 2014 were issued by Virgin Media Finance PLC on April 13, 2004 and have a principal amount outstanding of €225 million. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain of the intermediate holding companies in the group.

Restrictions under our Existing Debt Agreements

The agreements governing the senior notes and the senior credit facility significantly and, in some cases absolutely, restrict our ability and the ability of most of our subsidiaries to:

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•       make investments;

•       sell assets, including the capital stock of subsidiaries;

•       enter into sale and leaseback transactions or certain vendor financing arrangements;

•       create liens;

•       enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of their assets; and

•       enter into transactions with affiliates.

Debt Ratings

To access public debt capital markets, we rely on credit rating agencies to assign corporate credit ratings. A rating is not a recommendation by the rating agency to buy, sell or hold our securities. A credit rating agency may change or withdraw our ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Lower credit ratings generally result in higher borrowing costs and reduced access to debt capital markets. The corporate debt ratings and outlook currently assigned by the rating agencies engaged by us are as follows:

	Corporate Rating	Outlook
Moody’s Investors Service Inc.	Ba3	Stable
Standard & Poor’s	B+	Positive

Cash Dividends

On May 18, 2006, August 28, 2006 and November 28, 2006, our board of directors approved and declared the payment of regular quarterly cash dividends of $0.01, $0.02 and $0.02 per share on June 20, 2006, September 20, 2006 and December 20, 2006, to stockholders of record as of June 12, 2006, September 12, 2006, and December 12, 2006, totaling £1.6 million, £3.5 million and £3.4 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of the board of directors and will be subject to our future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about our contractual obligations as of December 31, 2006, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	£6,054.7	£127.5	£1,215.2	£2,074.5	£2,637.5
Capital Lease Obligations	188.7	29.9	37.9	29.3	91.6
Operating Lease Obligations	394.8	53.1	86.3	69.6	185.8
Purchase Obligations	605.1	284.9	169.2	101.7	49.3
Interest Obligations	2,262.4	462.9	840.9	571.2	387.4
Total	£9,505.7	£958.3	£2,349.5	£2,846.3	£3,351.6
Early termination charges		£36.0	£53.2	£28.2	£14.2

Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

The following table includes information about our commercial commitments as of December 31, 2006. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Guarantees	£24.8	£4.9	£11.3	£—	£8.6
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	0.7	—	0.7	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	£25.5	£4.9	£12.0	£—	£8.6

Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Derivative Instruments and Hedging Activities

We have entered into a number of derivative instruments with a number of counter-parties to manage our exposures to changes in interest rates and foreign currency exchange rates. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

We are subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2006, interest is determined on a variable basis on £5.025 billion, or 82%, of our long-term debt. An increase in interest rates of 0.25% would increase our interest expense by £12.6 million per year, before giving effect to hedges.

We are also subject to currency exchange rate risks, because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2006, £827.7 million, or 13.4% of our long-term debt, was denominated in U.S. dollars and £487.1 million, or 7.9% of our long-term debt, was denominated in euros.

Interest Rate Swaps

We have entered into a number of interest rate swaps to hedge the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates between 4.68% and 6.31%. The net settlement of £23.1 million under these interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated some of the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. The interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Cross-currency Interest Rate Swaps

We have entered into a number of cross-currency interest rate swaps to hedge the variability in the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the euro denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated senior notes due 2016 and interest payments on the U.S. dollar and euro denominated tranches of our senior credit facility. Under these cross-currency interest rate swaps, we receive interest in U.S. dollars at various fixed and floating rates and in euros at various fixed and floating rates  in exchange for payments of interest in pound sterling at various fixed and floating rates. The net settlement of £5.0 million under these cross-currency interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in the pound sterling value of the interest payments on the senior notes and senior credit facility that result from changes in the U.S. dollar, pound sterling and euro exchange rates. The cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss).

Foreign Currency Forward Contracts

We have entered into a number of forward contracts maturing on April 14, 2009 to purchase a total of $425 million. These contracts hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the  €225 million 8.75% senior notes due 2014, the $550 million 9.125% senior notes due 2016, and the $646 million and €498 million principal obligations under the senior credit facility are hedged via the aforementioned cross-currency interest rate swaps, and are not separate forward rate contracts.

These foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the translation of our U.S. dollar and Euro denominated debt into our functional currency pound sterling in accordance with FASB Statement No. 52, “Foreign Currency Translation”. Changes in fair value of these contracts are reported with foreign exchanges gains (losses).

Foreign Currency Forward Contracts—Forecasted Transactions

In December 2006, we entered into forward rate contracts to purchase $127.0 million U.S. dollars at various dates throughout 2007 in order to mitigate changes in the U.S. dollar to sterling exchange rate when purchasing goods and services from our suppliers. Of this total amount, instruments totalling $68.0 million were designated as cash flow hedges of forecasted transactions impacting our operating costs through 2007. The remaining contracts were not designated as hedges and changes in value of these contracts will be recognized through gains and losses on derivative instruments in the statement of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, like foreign currency exchange and interest rates. As some of our indebtedness accrues interest at variable rates, we have exposure to volatility in future cash flows and earnings associated with variable interest rate payments.

Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2006, £827.7 million, or 13.4% of our long-term debt, was denominated in U.S. dollars and £487.1 million, or 7.9%, of our long-term debt was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 11 to Virgin Media’s consolidated financial statements—Derivative Financial Instruments and Hedging Activities, and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

The fair market value of long-term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

The following table provides information as of December 31, 2006 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

								Fair Value
	Year ended December 31,							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
Long term debt including current portion
U.S. Dollars
Fixed rate	—	—	—	—	—	$975.0	$975.0	$1,023.9
Average interest rate						8.97%
Average forward exchange rate						0.51
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£398.6
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€240.8
Average interest rate						8.75%
Average forward exchange rate						0.71
Pounds Sterling
Variable Rate	£124.0	£474.0	£740.0	£1,107.0	£967.0	£1,612.6	£5,024.6	£5,024.6
Average interest rate	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.75%

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-101 of this annual report and are incorporated herein by reference. The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2006 and 2005 (in millions, except per share data):

	2006
	Three months ended
	March 31	June 30	September 30	December 31
	(unaudited)
Statement of Operations Data:
Revenue	£611.4	£884.3	£1,024.9	£1,081.6
Operating income (loss)	3.9	6.3	(9.6)	9.2
Net income (loss)	(119.9)	(195.8)	(96.1)	(122.1)
Loss from continuing operations	(121.1)	(195.8)	(104.2)	(88.1)
Basic and diluted loss from continuing operations per share	£(0.49)	£(0.68)	£(0.32)	£(0.27)

	2005
	Three months ended
	March 31	June 30	September 30	December 31
	(unaudited)
Statement of Operations Data:
Revenue	£497.8	£482.5	£482.7	£484.6
Operating income (loss)	13.0	6.4	(4.7)	(34.4)
Net income (loss)	455.8	73.5	(52.1)	(56.2)
Loss from continuing operations	(65.9)	(66.1)	(53.5)	(56.2)
Basic and diluted loss from continuing operations per share	£(0.30)	£(0.31)	£(0.25)	£(0.26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation did not include our Virgin Mobile operations as we acquired Virgin Mobile in July 2006, which constituted £1,339.3 million and £942.0 million of total and net assets, respectively, as of December 31, 2006 and £291.8 million and £17.5 million of revenues and net loss, respectively, for the year then ended. Pursuant to guidance issued by the SEC, a company can exclude an acquired business’s internal controls from management’s report on internal control over financial reporting in the first year of acquisition. Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting (excluding Virgin Mobile) was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report below.

(c) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Virgin Media Inc.

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, that Virgin Media Inc. (formerly known as NTL Incorporated) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Virgin Mobile Holdings (UK) Limited and subsidiaries (“Virgin Mobile), which are included in the 2006 consolidated financial statements of Virgin Media Inc. and constituted £1,339.3 million and £942.0 million of total and net assets, respectively, as of December 31, 2006 and £291.8 million and £17.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Virgin Media Inc. also did not include an evaluation of the internal control over financial reporting of Virgin Mobile.

In our opinion, management’s assessment that Virgin Media Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Virgin Media Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Virgin Media Inc. and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
March 1, 2007

(d) Changes in Internal Control Over Financial Reporting

On March 3, 2006, we completed the reverse acquisition of Telewest and on July 4, 2006, we completed the acquisition of Virgin Mobile. As a consequence of our integration of these acquisitions, we have made and expect to make further material changes to our internal control over financial reporting. Other than as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

(1)          Financial Statements—See list of Financial Statements on page F-1.

(2)          Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)          Exhibits—See Exhibit Index.

FORM 10K—Item 15(a)(1) and (2)
 VIRGIN MEDIA INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:

The following consolidated financial statement schedules of Virgin Media Inc. and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-57
Schedule II—Valuation and Qualifying Accounts	F-61

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

The following consolidated financial statements of Virgin Media Investment Holdings Limited and Subsidiaries are included in Item 8:

The following consolidated financial statement schedules of Virgin Media Investment
Holdings Limited and Subsidiaries are included in Item 15(d):

Schedule II—Valuation and Qualifying Accounts	F-101

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Inc.

We have audited the accompanying consolidated balance sheets of Virgin Media Inc. (formerly known as NTL Incorporated) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Virgin Media Inc. changed its method of accounting for stock-based compensation expense as of January 1, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”; changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan”; and adopted Financial Accounting Standards Board Staff Position FAS 143-1 “Accounting for Electronic Waste Obligations” as of December 12, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Virgin Media Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England

March 1, 2007

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	£418.5	£735.2
Restricted cash	6.0	3.4
Marketable securities	—	96.9
Accounts receivable—trade, less allowance for doubtful accounts of £51.8 (2006) and £41.7 (2005)	461.2	191.8
Inventory	65.3	—
Prepaid expenses and other current assets	87.4	112.4
Total current assets	1,038.4	1,139.7
Fixed assets, net	6,026.3	3,294.9
Goodwill and other indefinite-lived intangible assets	2,516.5	193.0
Intangible assets, net	1,120.5	250.0
Equity investments	371.5	—
Other assets, net of accumulated amortization of £21.8 (2006) and £32.2 (2005)	170.3	110.9
Total assets	£11,243.5	£4,988.5
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£379.6	£176.9
Accrued expenses and other current liabilities	485.5	202.3
VAT and employee taxes payable	82.8	43.5
Restructuring liabilities	126.8	45.3
Interest payable	158.2	37.8
Deferred revenue	268.0	103.2
Current portion of long term debt	141.9	0.8
Total current liabilities	1,642.8	609.8
Long term debt, net of current portion	6,017.2	2,279.2
Deferred revenue and other long term liabilities	276.2	134.3
Deferred income taxes	77.2	9.2
Total liabilities	8,013.4	3,032.5
Commitments and contingent liabilities
Minority interest	—	1.0
Shareholders’ equity
Common stock—$.01 par value; authorized 1,000.0 and 1,000.0 (2006 and 2005) shares; issued 326.4 (2006) and 212.9 (2005) and outstanding 323.9 (2006) and 212.8 (2005) shares	1.8	1.2
Additional paid-in capital	4,303.4	2,671.0
Treasury stock	—	(114.0)
Accumulated other comprehensive income	116.0	45.5
Accumulated deficit	(1,191.1)	(648.7)
Total shareholders’ equity	3,230.1	1,955.0
Total liabilities and shareholders’ equity	£11,243.5	£4,988.5

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue	£3,602.2	£1,947.6	£2,000.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,572.8	808.3	827.7
Selling, general and administrative expenses	906.9	483.0	502.2
Other charges	67.0	24.8	23.8
Depreciation	799.1	541.7	594.9
Amortization	246.6	109.5	104.2
	3,592.4	1,967.3	2,052.8
Operating income (loss)	9.8	(19.7)	(52.5)
Other income (expense)
Interest income and other, net	34.7	29.4	5.8
Interest expense	(457.4)	(235.8)	(271.0)
Loss on extinguishment of debt	(32.8)	(2.0)	(162.2)
Share of income (losses) from equity investments	12.5	—	(0.1)
Gains on derivative instruments	1.3	0.9	—
Foreign currency transaction (losses) gains	(90.1)	5.3	(24.4)
Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(522.0)	(221.9)	(504.4)
Income tax benefit (expense)	11.8	(18.8)	(5.0)
Minority interest	1.0	(1.0)	—
Loss from continuing operations	(509.2)	(241.7)	(509.4)
Discontinued operations
Income from discontinued operations before income taxes	—	5.7	25.2
Income tax expense	—	(0.2)	(0.7)
Gain on disposal of assets	7.9	657.2	—
Income from discontinued operations	7.9	662.7	24.5
Cumulative effect of changes in accounting principle	(32.6)	—	—
Net (loss) income	£(533.9)	£421.0	£(484.9)
Basic and diluted loss from continuing operations per common share	£(1.74)	£(1.13)	£(2.33)
Basic and diluted income from discontinued operations per common share	£0.03	£3.10	£0.11
Basic and diluted loss from cumulative effect of changes in accounting principle per share	£(0.11)	£—	£—
Basic and diluted net (loss) income per common share	£(1.82)	£1.97	£(2.22)
Dividends per share	£0.03	£—	£—
Average number of shares outstanding	292.9	213.8	218.0

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net (loss) income	£(533.9)	£421.0	£(484.9)
Cumulative effect of changes in accounting principles	32.6	—	—
Income from discontinued operations	(7.9)	(662.7)	(24.5)
Loss from continuing operations	(509.2)	(241.7)	(509.4)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,045.7	651.2	699.1
Non-cash compensation	36.7	9.8	14.3
Share of income from equity investments	(9.5)	—	0.1
Deferred income taxes	(14.8)	20.8	4.0
Loss on extinguishment of debt	32.8	2.0	162.2
Amortization of original issue discount and deferred finance costs	32.4	24.2	9.4
Minority interest	(1.0)	1.0	—
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Marketable securities	96.9	(79.3)	(12.1)
Accounts receivable	(69.7)	15.5	(15.8)
Inventory	(22.0)	—	—
Prepaid expenses and other current assets	(22.4)	(13.3)	4.1
Other assets	(3.6)	(1.0)	7.4
Accounts payable	27.6	45.5	(28.5)
Accrued expenses and other current liabilities	189.2	(26.7)	(53.5)
Deferred revenue and other long term liabilities	(23.0)	(82.4)	(32.0)
Net cash provided by operating activities	786.1	325.6	249.3
Investing activities
Purchase of fixed assets	(544.8)	(288.1)	(274.5)
Purchase of intangible assets	(10.0)	—	—
Income from equity investments	15.7	0.7	1.0
Proceeds from the sale of fixed assets	2.4	2.6	1.3
Acquisitions, net of cash acquired	(2,423.1)	—	(18.8)
Decrease in restricted cash	5.8	12.4	—
Proceeds from the sale of Broadcast operations, net	—	1,229.0	—
Proceeds from the sale of Ireland operations, net	—	216.2	—
Net cash (used in) provided by investing activities	(2,954.0)	1,172.8	(291.0)
Financing activities
New borrowings, net of financing fees	8,935.6	—	2,902.0
Proceeds from employee stock option exercises	38.7	5.0	4.4
Purchase of stock	—	(114.0)	—
Principal payments on long term debt	(7,053.4)	(782.0)	(3,287.6)
Capital lease payments	(47.2)	(4.6)	(1.1)
Dividends paid	(8.5)	—	—
Net cash provided by (used in) financing activities	1,865.2	(895.6)	(382.3)
Cash flow from discontinued operations
Net cash (used in) provided by operating activities	—	(14.3)	127.5
Net cash used in investing activities	—	(4.1)	(21.1)
Net cash (used in) provided by discontinued operations	—	(18.4)	106.4
Effect of exchange rate changes on cash and cash equivalents	(14.0)	25.6	(3.3)
(Decrease) increase in cash and cash equivalents	(316.7)	610.0	(320.9)
Cash and cash equivalents at beginning of year	735.2	125.2	446.1
Cash and cash equivalents at end of year	£418.5	£735.2	£125.2
Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£327.1	£216.8	£298.5
Income taxes paid	7.7	2.2	0.2

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net Unrealized (Losses) Gains on Derivatives	Accumulated (Deficit)	Total
Balance, December 31, 2003	£1.2	£2,632.1	£—		20.5	(0.4)	—	(584.8)	2,068.6
Exercise of stock options	—	4.4	—		—	—	—	—	4.4
Repurchase of restricted stock	—	(1.0)	—		—	—	—	—	(1.0)
Stock compensation costs	—	16.8	—		—	—	—	—	16.8
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	£(484.9)	—	—	—	(484.9)	(484.9)
Currency translation adjustment	—	—	—	(3.7)	(3.7)	—	—	—	(3.7)
Net unrealized losses on derivative instruments	—	—	—	(24.0)	—	—	(24.0)	—	(24.0)
Pension liability adjustment	—	—	—	(1.7)	—	(1.7)	—	—	(1.7)
Balance, December 31, 2004	£1.2	£2,652.3	£—	£(514.3)	16.8	(2.1)	(24.0)	(1,069.7)	1,574.5
Exercise of stock options and tax effect	—	8.9	—		—	—	—	—	8.9
Purchase of shares	—	—	(114.0)		—	—	—	—	(114.0)
Stock compensation costs	—	9.8	—		—	—	—	—	9.8
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	£421.0	—	—	—	421.0	421.0
Currency translation adjustment	—	—	—	47.7	47.7	—	—	—	47.7
Net unrealized gains on derivatives	—	—	—	23.2	—	—	23.2	—	23.2
Pension liability adjustment	—	—	—	(16.1)	—	(16.1)	—	—	(16.1)
Balance, December 31, 2005	£1.2	£2,671.0	£(114.0)	£475.8	£64.5	£(18.2)	£(0.8)	£(648.7)	£1,955.0
Exercise of stock options and tax effect	—	38.7	—		—	—	—	—	38.7
Cancellation of treasury stock	—	(114.0)	114.0		—	—	—	—	—
Issuance of stock for acquisition of Telewest	0.4	1,151.5	—		—	—	—	—	1,151.9
Issuance of stock for acquisition of Virgin Mobile	0.2	518.5	—		—	—	—	—	518.7
Stock compensation costs	—	37.7	—		—	—	—	—	37.7
Dividends paid	—	—	—		—	—	—	(8.5)	(8.5)
Comprehensive loss:
Net loss for the year ended December 31, 2006	—	—	—	£(533.9)	—	—	—	(533.9)	(533.9)
Currency translation adjustment	—	—	—	67.1	67.1	—	—	—	67.1
Net unrealized gains on derivatives	—	—	—	5.2	—	—	5.2	—	5.2
Pension liability adjustment	—	—	—	7.6	—	7.6	—	—	7.6
Adjustment to initially apply FAS 158	—	—	—	—	—	(9.4)	—	—	(9.4)
Balance, December 31, 2006	£1.8	£4,303.4	£—	£(454.0)	£131.6	£(20.0)	£4.4	£(1,191.1)	£3,230.1

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

(a)          Historical Structure of the Company

Virgin Media Inc. (formerly known as NTL Incorporated) is a Delaware corporation and is publicly-traded on the NASDAQ National Market in the United States. Our historical structure is as follows:

We were incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until January 10, 2003, we were a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation referred to in this report as NTL Delaware, which was incorporated in February 1999, to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the U.K. and Ireland, and was accomplished through a merger. Our stockholders at the time became stockholders of the new holding company, NTL (Delaware), Inc., and we became a wholly-owned subsidiary of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when it was changed back to NTL (Delaware), Inc.

In May 2000, another new holding company structure was implemented in connection with the acquisition of the residential assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company, and we remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to us.

On January 10, 2003, we emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, our former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with us and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group’s principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group’s continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including us, were cancelled. We issued shares of our common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, we are no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV, Inc.

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc. or Telewest). Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-K for the period through March 3, 2006 are those of the corporation now known as Virgin Media Holdings Inc. (formerly known as NTL Holdings Inc.). For the period since March 3, 2006 these financial statements reflect the reverse acquisition of Telewest.

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement.

On February 6, 2007, we changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the names of certain of our subsidiaries.

We conduct our operations through direct and indirect wholly-owned subsidiaries.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Organization and Business (Continued)

(b)           Business

Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV , and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and to a lesser extent off our network;

•       Mobile: our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content: our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo, and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings Inc, or Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest, and now known as Virgin Media Inc., or Virgin Media). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings’ shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. Therefore, the results for the years ended December 31, 2005 and December 31, 2004 reflect the operations and cash flows of Virgin Media Holdings only and the balance sheet at December 31, 2005 reflects the financial position of Virgin Media Holdings only. The results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed. The

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

results of operations and cashflows for Virgin Mobile are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2006 and 2005.

Principles of Consolidation

The consolidated financial statements include the accounts for us and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. Our consolidated financial statements also include the accounts of variable interest entities (“VIEs”), which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in our consolidated statement of operations from the date of acquisition.

For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the companies in which we have an investment.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Foreign Currency Translation

Our functional currency is the pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries are reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

Cash equivalents are short-term highly liquid investments purchased with an original maturity of three months or less. We had no cash equivalents as at December 31, 2006 and 2005, respectively.

Restricted cash balances of £6.0 million and £3.4 million as at December 31, 2006 and 2005, respectively, represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts was £51.8 million at December 31, 2006 and £41.7 million at December 31, 2005.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers’ financial condition and generally do not require collateral. At December 31, 2006, we did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Inventory

Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. Cost represents the as invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

Programming inventory represents television programming libraries held by each of our television channels and is stated at the lower of cost or market value. Programming is recognized as inventory when a contractual purchase obligation exists, it has been delivered to us and is within its permitted broadcasting period. Programming inventory is periodically reviewed and a provision made for impairment or obsolescence.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	8-30 years
Switches and headends	8-10 years
Customer premises equipment	5-10 years
Other operating equipment	8-20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-12 years

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as television channel tradenames and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: cable, mobile, Virgin Media TV and sit-up. We compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets with indefinite lives within the reporting unit is less than its carrying value. We evaluate our cable reporting unit for

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. We concluded that we do not have an impairment loss related to these assets. In the future, we may incur impairment charges under SFAS No. 142 if market values decline and we do not achieve expected cash flow growth rates.

Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to five years.

Asset Retirement Obligations

We accrue for the liability in respect of dilapidation on our leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases (FAS 13).

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive’s adoption into law by the applicable EU-member country. The Directive was adopted on December 12, 2006, and is effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of the company’s customer premises equipment. As a result, we have recognized a retirement obligation of £58.2 million and fixed assets of £24.4 million on the balance sheet and a cumulative effect change in accounting principle of £33.8 million in the statement of operations.

Impairment of Long-Lived Assets

In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets (FAS 144), long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

As of December 31, 2006, we reviewed our long-lived assets for impairment and determined that there was no impairment of our long-lived assets.

Deferred Financing Costs

Deferred financing costs of £99.7 million and £57.1 million as of December 31, 2006 and 2005, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method.

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

In 2006, we initiated a number of restructuring programs as part of our acquisitions of Telewest and Virgin Mobile. Provisions in respect to exit activities of the acquired businesses are recognized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and included on the acquired company’s opening balance sheet. Provisions in respect to exit activities of the historic NTL business are recognized under FAS 146.

Revenue Recognition

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•       persuasive evidence of an arrangement exists between us and our customers;

•       delivery has occurred or the services have been rendered;

•       the price for the service is fixed or determinable; and

•       collectibility is reasonably assured.

Telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Contract and non-contract post-pay customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

Bundled services revenue is recognized in accordance with the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables, to assess whether the components of the bundled services should be recognized separately.

For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method.

Programming revenues are recognized in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Retail revenues are recognized on dispatch of goods to customers and are net of discounts given and less actual and expected returns, refunds and credit card charge-backs.

Subscriber Acquisition Costs

Costs incurred in respect to the acquisition of customers of our Mobile segment, including payments to distributors and the cost of handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £71.8 million, £51.1 million and £42.9 million in 2006, 2005 and 2004, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Stock-Based Compensation

We have a number of stock-based employee compensation plans, described more fully in Note 13.  Prior to January 1, 2006 we accounted for these plans using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value and to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified award at the date it is granted and the fair value of the awards immediately before the modification. FAS 123R also clarifies and expands current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, therefore, prior period results were not restated. As a result of the adoption of FAS 123R, we have recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

Pensions

We account for our defined benefit pension plans using FASB Statement No. 87, Employer’s Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106 (FAS 132R). Under FAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we have adopted for the year ended December 31, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The impact of adopting the recognition provisions of SFAS 158 as of December 31, 2006 is an increase in liabilities of £9.4 million and a pre-tax increase in the accumulated other comprehensive loss of £9.4 million. We expect to implement the measurement provisions of SFAS 158 effective December 31, 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrues interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs incurred in the normal course of business.

Our objective in managing exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

In order to qualify for hedge accounting we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to document the relationship between the hedged item and the hedging instrument and demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed at each period end to ensure that the hedge remains highly effective.

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the statement of operations to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Where a hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When a hedging instrument expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Software Development Costs

We capitalize costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Income Taxes

We provide for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

Loss from Continuing Operations Per Share and Net (Loss) Income Per Share

Basic and diluted loss from continuing operations per share and net (loss) income per share are computed by dividing the loss from continuing operations and net (loss) income, respectively, by the average number of shares outstanding during the years ended December 31, 2006, 2005 and 2004. Options and warrants to purchase 38.8 million shares at December 31, 2006 are excluded from the calculation of diluted net loss from continuing operations per share, since the inclusion of such options and warrants is anti-dilutive. The average number of shares outstanding is computed as follows (in millions) (as adjusted for the reverse acquisition of Telewest):

	Year ended December 31,
	2006	2005	2004
Adjusted number of shares outstanding at start of period(1)	212.9	219.0	217.0
Issues of common stock	80.0	1.3	1.0
Repurchase of stock	—	(6.5)	—
Average number of shares outstanding	292.9	213.8	218.0

(1)             Excludes 2.4 million shares of restricted stock.

3.   Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Recent Accounting Pronouncements (Continued)

earnings. We adopted FIN 48 effective January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48, but do not anticipate any significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after December 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

4.   Discontinued Operations

On December 1, 2004, we reached an agreement to sell our Broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, we accounted for the Broadcast operations as discontinued operations. The results of operations of the Broadcast operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Broadcast operations, reported in discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £21.4 million and £277.8 million, respectively. Broadcast’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £3.2 million and £11.2 million, respectively. Upon the sale, we recorded a gain on disposal of £520.2 million.

On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The results of operations and cash flows of the Ireland operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Ireland operations, reported in discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £25.6 million and £72.6 million, respectively. Ireland’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £7.9 million, £2.5 million and £14.0 million, respectively. Upon the sale, we recorded a gain on disposal of £137.0 million, net of tax of £8.5 million. During the year ended December 31, 2006, we were able to release certain contingent tax liabilities of £7.9 million relating to the disposal of our former Ireland operations.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of £952.2 million included cash of £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of our common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

The total purchase price of £952.2 million has been allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£14.1
Accounts receivable	45.4
Prepaid expenses and other current assets	5.3
Fixed assets	9.2
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Software and other intangible assets	9.3
Intangible assets with indefinite lives:
Goodwill	970.3
Other assets, net	1.4
Accounts payable	(47.2)
Long term debt, including current portion	(200.0)
Other current liabilities	(103.2)
Other long term liabilities	(47.5)
Total purchase price	£952.2

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, completion of analysis of deferred tax balances and completion of a review of certain other historical matters.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions (Continued)

Amortizable intangible assets

Of the total purchase price, £295.3 million has been allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of four years.

Contractual relationships represent the fair value of certain contracts with distributors of our products and services. The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of three years.

Reverse Acquisition of Telewest

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

The total purchase price of £3.5 billion includes cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and estimated direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of the new common stock issued of £13.00 ($22.90) is based on an average of the closing prices of Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

The outstanding options to purchase shares of Virgin Media Holdings common stock were exchanged for options to purchase shares of Virgin Media Inc. new common stock with the same terms and conditions.

The outstanding options to purchase shares of Telewest common stock were converted into options to purchase shares of Virgin Media Inc. new common stock at an option price calculated in accordance with the formula in the merger agreement. In accordance with the terms of Telewest’s equity-based plans, a significant proportion of Telewest’s outstanding options that were granted prior to March 3, 2006 vested upon completion of the merger. All vested and unvested options of Telewest have been recorded at their fair value by using the Black-Scholes option pricing model.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions (Continued)

The total purchase price of £3.5 billion has been allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.2
Accounts receivable	155.6
Prepaid expenses and other current assets	36.5
Fixed assets	2,932.9
Inventory	34.8
Investments in and loans to affiliates	377.9
Amortizable intangible assets:
Customer lists	761.6
Trade names	10.7
Licenses	37.0
Intangible assets with indefinite lives:
Goodwill	1,381.4
Trade names	16.5
Accounts payable	(144.7)
Long term debt, including current portion	(1,873.7)
Other current liabilities	(465.2)
Other long term liabilities	(38.5)
Deferred income taxes	(77.0)
Total purchase price	£3,449.0

Amortizable intangible assets

Of the total purchase price, £809.3 million has been allocated to amortizable intangible assets including customer lists, trade names and licenses. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Telewest. The fair value of these assets was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between five and eight years.

Trade names represent the Telewest and Blueyonder brand names. The fair value of these assets was determined utilizing a relief from royalty method. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of between 1 and 9 years.

Licenses represent contracts to broadcast television content over a digital broadcasting system in the United Kingdom. The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of four years.

Indefinite life intangible assets

Trade names with indefinite lives represent the Living, Bravo, Trouble and Challenge television channel names. We have determined that these assets have indefinite lives as the trade names do not

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions (Continued)

expire and management expect the related cash flows to continue indefinitely. Therefore, these assets will not be amortized until their useful life is deemed to no longer be indefinite.

Pro Forma Results

The following pro forma financial information presents the combined results of operations of Virgin Media Holdings, the former Telewest and Virgin Mobile businesses as if the acquisitions had occurred as of the beginning of the years presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

	Year ended December 31,
	2006 Pro forma (Unaudited)	2005 Pro forma (Unaudited)
Revenue	£4,162.2	£4,040.2
Operating income	3.7	29.2
Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(573.5)	(420.5)
Loss from continuing operations	(570.9)	(420.5)
Income from discontinued operations	7.9	662.7
Cumulative effect of changes in accounting principle	(32.6)	—
Net (loss) income	£(595.6)	£242.2
Loss from continuing operations per share	£(1.95)	£(1.97)
Net (loss) income per share	£(2.03)	£1.13

The pro forma financial information above includes the following material, non-recurring charges: write-offs of historical deferred finance charges of £32.9 million in the year ended December 31, 2006 and £59.8 million in the year ended December 31, 2005; acquisition-related charges of £16.3 million in the year ended December 31, 2006; other charges including restructuring charges of £51.9 million in the year ended December 31, 2006 and £2.4 million in the year ended December 31, 2005.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Fixed Assets

Fixed assets consist of (in millions):

		December 31,
	Estimated Useful Life	2006	2005
Operating equipment
Cable distribution plant	8-30 years	£5,581.6	£3,219.8
Switches and headends	8-10 years	687.0	312.4
Customer premises equipment	5-10 years	1,374.7	914.0
Other operating equipment	8-20 years	65.8	65.8
Total operating equipment		7,709.1	4,512.0
Other equipment
Land	—	13.5	4.4
Buildings	30 years	119.0	65.1
Leasehold improvements	20 years or, if less, the lease term	68.7	65.5
Computer infrastructure	3-5 years	282.5	256.1
Other equipment	5-12 years	169.1	63.0
Total other equipment		652.8	454.1
		8,361.9	4,966.1
Accumulated depreciation		(2,480.1)	(1,768.0)
		5,881.8	3,198.1
Construction in progress		144.5	96.8
		£6,026.3	£3,294.9

7.   Leases

A summary of assets held under capital leases is as follows (in millions):

	December 31,
	2006	2005
Cable distribution plant	£30.1	£30.1
Switches and headends	41.5	2.5
Motor vehicles	13.4	—
Computer equipment	74.3	—
	159.3	32.6
Less: accumulated depreciation	(87.1)	(10.6)
	£72.2	£22.0

Depreciation of assets held under capital leases is included within depreciation expense.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Leases (Continued)

Future minimum annual payments at December 31, 2006 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2007	£29.9	£53.1
2008	25.9	48.1
2009	12.0	38.2
2010	6.1	36.8
2011	23.2	32.8
Thereafter	91.6	185.8
Total minimum lease payments	188.7	£394.8
Less: amount representing interest	(84.3)
Present value of net minimum obligations	104.4
Less: current portion	(22.1)
	£82.3

Leases for buildings, offices space and equipment extend through 2034. Total rental expense for the years ended December 31, 2006, 2005, and 2004 under operating leases was £102.4 million, £56.5 million and £70.4 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated	December 31,
	Useful Life	2006	2005
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,351.7	£—
Reorganization value in excess of amounts allocable to identifiable assets		148.3	193.0
Trade names		16.5	—
		£2,516.5	£193.0
Intangible assets subject to amortization:
Cost
Contractual relationships	2-3 years	6.0	2.8
Trade names and licenses	1-9 years	50.7	3.2
Customer lists	4-8 years	1,602.1	560.6
Software and other intangible assets	1-5 years	22.1	—
		1,680.9	566.6
Accumulated amortization
Contractual relationships		1.1	2.8
Trade names and licenses		10.4	0.8
Customer lists		543.3	313.0
Software and other intangible assets		5.6	—
		560.4	316.6
		£1,120.5	£250.0

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows: £308.2 million in 2007, £225.0 million in 2008, £191.7 million in 2009, £148.7 million in 2010 and £80.4 million in 2011.

During the year, reorganization value in excess of amounts allocable to identifiable assets was reduced by £44.7 million due to the use of deferred tax assets that existed as January 10, 2003 that were previously offset by a valuation allowance.

9.   Investments

Virgin Media, through its wholly-owned subsidiary Flextech Broadband Limited, owns a 50% equity investment in the UKTV joint venture companies. This investment is accounted for under the equity method at December 31, 2006. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we recognize 100% of losses for those companies which represent UKTV.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Investments (Continued)

Investments are comprised as follows (in millions):

December 31,
2006
Loans and redeemable preference shares	£159.3
Share of net assets	212.2

10.   Long term Debt

Long term debt consists of (in millions):

	December 31,
	2006	2005
8.75% U.S. Dollar senior notes due 2014	£217.0	£247.3
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	151.6	155.0
9.125% U.S. Dollar senior notes due 2016	280.8	—
Senior credit facility	5,024.6	1,463.0
Capital leases	104.4	38.2
Other	5.7	1.5
	6,159.1	2,280.0
Less: current portion	(141.9)	(0.8)
	£6,017.2	£2,279.2

The effective interest rate on the senior credit facility was 7.1% and 6.9% as at December 31, 2006 and 2005, respectively.

The terms of the senior notes and senior credit facility as at December 31, 2006 are summarized below.

Senior Notes

•       8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $425 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £375 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €225 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Long term Debt (Continued)

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2006 was £5,024.6 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in aggregate principal amounts of £4,359 million, $646 million and €498 million and a revolving facility of £100 million. At December 31, 2006, the sterling equivalent of £5,024.6 million of the term facility had been drawn and £12.3 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.75% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3,412 million of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3,412 million of the term loan facilities are due semi-annually beginning in September 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cash flows exceed certain thresholds.

The facility is secured through a guarantee from Virgin Media Finance PLC (formerly NTL Cable PLC). In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited (VMIH), and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2006, we were in compliance with these covenants.

The agreements governing the senior notes and the senior credit facility significantly restrict the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to;

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•       make investments;

•       sell assets, including the capital stock of subsidiaries;

•       enter into sale and leaseback transactions or certain vendor financing arrangements;

•       create liens;

•       enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of our assets; and

•       enter into transactions with affiliates.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Long term Debt (Continued)

During 2006, 2005 and 2004, we recognized £nil, £nil, and £9.4 million, respectively, of original issue discount as interest expense.

Long term debt repayments, excluding capital leases, as of December 31, 2006 are due as follows (in millions):

Year ended December 31:
2007	£127.5
2008	474.6
2009	740.6
2010	1,107.2
2011	967.2
Thereafter	2,637.6
Total debt payments	£6,054.7

On July 15, 2005, we redeemed the entire $100 million principal amount of the floating rate senior notes due 2012 at a redemption price of 103% of the principal amount.

On February 4, 2005, we voluntarily prepaid £500 million of principal outstanding under our prior senior credit facility using the proceeds from the sale of our Broadcast operations. On June 14, 2005 and July 14, 2005, we repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of our Ireland operations. On February 13, 2006, we voluntarily prepaid £100 million of principal outstanding.

On March 3, 2006, the full outstanding balance of £1,358.1 million was repaid in respect of Virgin Media Holdings’ prior senior credit facility, £1,686.9 million was repaid in respect of Telewest’s then existing senior credit facilities and £102.0 million was repaid in respect of Virgin Media TV’s then existing senior credit facility. The Virgin Media Holdings and Telewest’s then existing  facilities were repaid in full utilizing borrowings under the new senior credit facility. The Virgin Media TV facility was repaid from cash on hand.

On September 27, 2006, we prepaid £120.0 million of our senior credit facility utilizing available cash.

Senior Bridge Facilities

On March 3, 2006, one of our subsidiaries, Neptune Bridge Borrower LLC, drew in full from a £1.8 billion bridge facility the U.S. dollar equivalent of $3,146.4 million and the proceeds were used in connection with the reverse acquisition of Telewest. On June 19, 2006, the £1.8 billion bridge facility was repaid in full utilizing drawings on the senior credit facility totaling £1.2 billion and an alternative senior bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from the $550 million 9.125% senior notes due 2016 on July 25, 2006, and an additional drawing from the senior credit facility on August 1, 2006. Debt issuance costs relating to the bridge facility totalling £13.1 million were expensed during the year.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities

During the year we entered into a number of interest rate swaps to fix at least two thirds of the interest payments on our current financing arrangements. On October 2, 2005, we and VMIH entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest. As a result of this agreement, we have discontinued the hedge designation on October 2, 2005 for the interest rate swaps with notional amounts totalling £2,315 million, $545 million and €251 million related to the interest payments on the then outstanding senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, were reclassified to earnings and net unrealized gains of £6.7 million and £2.0 million have been taken directly to earnings in the final quarter of 2005 and year ended December 31, 2006, respectively. These instruments expire on dates between April 2007 and December 2013 and have not been re-designated as hedges for accounting purposes.

The fair values of our derivative instruments were as follows (in millions):

	December 31,
	2006	2005
Included within other current assets:
Foreign currency forward rate contracts	£—	£51.3
Included within other assets:
Foreign currency forward rate contracts	£16.4	£—
Interest rate swaps	15.6	11.9
	£32.0	£11.9
Included within other current liabilities:
Foreign currency forward rate contracts	£0.1	£5.0
Interest rate swaps	0.4	—
	£0.5	£5.0
Included within deferred revenue and other long term liabilities
Foreign currency forward rate contracts	£62.0	£16.8
Interest rate swaps	75.1	15.1
	£137.1	£31.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2006, we have outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,200 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between 4.68% and 6.31%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during the year and mature in April 2009. The net settlement of £23.1 million under these interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133, because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. In the year ended December 31,

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities (Continued)

2006, we recorded £11.7 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges.

Certain interest rate swaps originally entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations. A loss in relation to ineffectiveness of these swaps totaling £1.0 million is included within gains and losses on derivative instruments for the year ended December 31, 2006.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2006, we have outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated 9.125% senior notes due 2016, interest payments on our U.S. dollar denominated senior credit facility, interest payments on our euro denominated 8.75% senior notes due 2014 and interest payments on our euro denominated senior credit facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes and 9.125% for the 2016 senior notes and at a variable rate based on US LIBOR for the senior credit facility. We also receive euros at a fixed rate of 8.75% for the 2014 senior notes and at a variable rate based on EURIBOR for the senior credit facility. In exchange we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 8.54% for the U.S. dollar denominated senior notes due 2016, 10.26% for the euro denominated senior notes due 2014, and at a variable rate based on LIBOR based on the pound sterling equivalent of $650 million and €500 million. The net settlement of £5.0 million under these cross-currency interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated principal amounts totalling $1,625 million and €725 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated senior notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. In the year ended December 31, 2006, we recorded £7.4 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these hedges. Certain cross-currency interest rate swaps entered into under our previous financing arrangements are no longer designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations. A gain in relation to ineffectiveness of these swaps totaling £1.7 million is included within gain on derivative instruments for the year ended December 31, 2006.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

As of December 31, 2006, we have outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the $550 million 9.125%

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities (Continued)

senior notes due 2016, the €225 million senior notes due 2014 and the $646 million and €498 million principal obligations under the senior credit facility are hedged via the aforementioned cross-currency interest rate swaps, and not by separate forward rate contracts.

These foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FAS 52, “Foreign Currency Translation”. Changes in fair value of these contracts are reported within foreign exchanges gains (losses).

Foreign Currency Forward Rate Contracts—Relating to the purchase price of Telewest Global, Inc.

As of December 31, 2005, we had outstanding foreign currency forward rate contracts to purchase the U.S. dollar equivalent of £1.8 billion, maturing in April 2006. These contracts hedged changes in the pound sterling value of the borrowed position of the cash purchase price of Telewest.

These foreign currency forward rate and collar contracts were not accounted for as hedges under FAS 133. As such, the contracts were carried at fair value in our balance sheet with changes in the fair value recognized immediately in the statement of operations. Losses on the settlement of these contracts totalling £101.0 million are reported within foreign exchange gains (losses) in the statement of operations.

Foreign Currency Forward Rate Contracts—Forecasted Transactions

In December 2006, we entered into forward rate contracts to purchase $127.0 million U.S. dollars at various dates throughout 2007 in order to mitigate changes in the U.S. dollar to sterling exchange rate when purchasing goods and services from our suppliers. Of this total amount, instruments totalling $68.0 million were designated as cash flow hedges of forecasted transactions. Changes in the value of these contracts will be recognized through the statement of operations when the hedged transactions impact our operating costs. The remaining contracts were not designated as hedges and changes in value of these contracts will be recognized through gains and losses on derivative instruments in the statement of operations.

Net changes in the fair value of the foreign currency forward rate contracts recognized in gain (loss) from continuing operations were as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Net (loss)/gain in fair value of foreign currency forward rate contracts	£(28.9)	£16.9	£(33.7)

12.   Fair Values of Financial Instruments

In estimating the fair value of our financial instruments, we used the following methods and assumptions:

Cash and cash equivalents, and restricted cash:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Values of Financial Instruments (Continued)

Long term debt:   The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% U.S. Dollar senior notes due 2014	£217.0	£226.7	£247.3	£246.9
9.75% Sterling senior notes due 2014	375.0	398.6	375.0	386.3
8.75% Euro senior notes due 2014	151.6	173.2	155.0	179.9
9.125% U.S. Dollar senior notes due 2016	280.8	295.9	—	—

13.   Stock-Based Compensation Plans

At December 31, 2006, we had a number of stock-based compensation plans, which are described below. In the year ended December 31, 2006, the compensation cost that has been charged against income for these plans was £36.7 million. Prior to the adoption of FAS 123R, the compensation cost that was recognized under the principles of FAS 123 was £9.8 million and £14.3 million for the years ending December 31, 2005 and 2004, respectively. As a result of the adoption of FAS 123R, we have recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

The Virgin Media Stock Incentive Plan is intended to encourage Virgin Media stock ownership by employees, directors and independent contractors so that they may acquire or increase their proprietary interest in our company, and to encourage such employees, directors and independent contractors to remain in our employ or service and to put forth maximum efforts for the success of the business. To accomplish such purposes, the Plan provides that we may grant Incentive Stock Options, Nonqualified Stock Options, Restricted Stock, Restricted Stock Units and Share Awards.

Under the Virgin Media Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees and our subsidiaries. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Stock Incentive Plan.

Stock Option Grants

As a result of the reverse acquisition of Telewest as described in Note 5, the outstanding options on March 3, 2006 were converted into 2.5 options to purchase shares in the new parent company, with a corresponding reduction in exercise price. Along with this, the outstanding options issued by Telewest prior to the acquisition were converted into a 0.89475 option to purchase shares in the new parent company, with a corresponding adjustment in the exercise price in accordance with the terms of the merger agreement.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stock-Based Compensation Plans (Continued)

All options have a 10 year term and vest and become fully exercisable over a period of 3 to 5 years of continued employment. We issue new shares upon exercise of the options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Risk-free Interest Rate	4.79%	4.25%	4.25%
Expected Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	25.06%	37.50%	69.20%
Expected Lives	2.4 Years	4.6 Years	3.5 Years

The above weighted average assumptions for the year ended December 31, 2006 includes options converted on the merger. Had these been excluded, the assumptions would have been as follows; risk free interest rate 4.83%, expected dividend yield 0.00%, expected volatility 26.24% and expected lives 4.3 years.

A summary of the status of our stock option grants as of December 31, 2006, and of changes during the year ended December 31, 2006 is given below.

	Options	Weighted Average Exercise Price
Outstanding—beginning of year	7,756,241	$14.89
Converted on merger	8,003,039	14.17
Granted	5,262,419	26.26
Exercised	(6,185,241)	12.93
Forfeited or Expired	(1,780,828)	18.80
Outstanding—end of year	13,055,630	19.31
Exercisable at end of the year	5,006,544	$13.21

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, excluding options converted on the merger with Telewest was $7.76, $9.56, and $14.59, respectively. The weighted-average grant-date fair value of options granted during the year 2006 including options converted on the merger was $11.46. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was £47.1 million, £17.7 million, and £18.1 million, respectively.

The aggregate intrinsic value of options outstanding as at December 31, 2006 was £128.7 million with a weighted average remaining contractual term of 8.4 years. The aggregate intrinsic value of options exercisable as at December 31, 2006 was £32.8 million with a weighted average remaining contractual term of 7.4 years.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Stock-Based Compensation Plans (Continued)

Non-vested Shares

As a result of the reverse acquisition of Telewest as described in Note 5, each share of our common stock issued and outstanding immediately prior to the effective date of the acquisition was converted into the right to receive 2.5 shares of the new parent company.

A summary of the status of the company’s non-vested shares as of December 31, 2006, and of changes during the year ended December 31, 2006 is given below.

	Shares	Weighted Average Grant-date Fair value
Non-vested—beginning of year	75,330	$25.04
Granted	2,458,150	25.79
Vested	(90,057)	25.80
Forfeited or expired	(8,027)	25.04
Non-vested—end of year	2,435,396	$25.77

As of December 31, 2006, there was £16.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was £1.3 million, £1.0 million, and £3.0 million, respectively.

Virgin Media Group Bonus Schemes

Participants in the 2005 and 2004 Virgin Media Group Bonus Schemes were eligible to receive a bonus payment equal to a percentage of their base salary based upon the attainment of certain performance targets. Payment under these schemes may be made in shares of common stock to some executives at our discretion.

No shares were awarded under these schemes during the years ending December 31, 2006 and 2005. The total numbers of shares and average fair value per share awarded under these schemes during the year ending December 31, 2004 were 130,358 and $25.85, respectively.

Virgin Media Long Term Incentive Plan

Participants in the Virgin Media Long Term Incentive Plan for 2006 and 2005 are awarded Restricted Stock Units which vest after a 3 year period dependent on the attainment of certain long term performance targets and continued employment. The final number of Restricted Stock Units vested will be settled, at our discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

The total number of restricted stock units awarded under the 2006 and 2005 Long Term Incentive Plans was 1,143,472 and 440,563, respectively, of which 65,416 and 274,784 had lapsed due to the cessation of employment as at December 31, 2006.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans

Defined Benefit Plans

Certain of our subsidiaries operate defined benefit pension plans in the United Kingdom. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the United Kingdom. Our defined benefit pension plans use a measurement date of December 31.

We have adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ), as of December 31, 2006. In accordance with SFAS 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in our balance sheet at December 31, 2006 (in millions):

	Pre SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Deferred revenue and other long term liabilities	£32.3	£9.4	£41.7
Accumulated other comprehensive income	10.6	9.4	20.0

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2006	2005
Benefit obligation at beginning of year	£334.0	£282.8
Service cost	2.5	2.7
Interest cost	15.8	14.5
Members’ contributions	0.6	0.7
Actuarial (gains) losses	(5.4)	44.4
Benefits paid	(8.7)	(7.7)
Plan settlements	1.0	(3.4)
Benefit obligation at end of year	£339.8	£334.0

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans (Continued)

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2006	2005
Fair value of plan assets at beginning of year	£286.5	£193.3
Actual return on plan assets	17.7	40.4
Employer contributions	2.0	59.8
Employee contributions	0.6	0.7
Benefits paid	(8.7)	(7.7)
Fair value of plan assets at end of year	£298.1	£286.5
The funded status as of December 31, 2006 was as follows (in millions):
Projected benefit obligation	£339.8
Plan assets	298.1
Funded status	(41.7)
Current liability	—
Non- current liability	£(41.7)

The accumulated benefit obligation for all defined benefit plans was £330.3 million and £324.7 million at December 31, 2006 and 2005, respectively.

Amount included in other comprehensive income

The amount included in other comprehensive income for the year ended December 31, 2006 consists of (in millions):

Actuarial gain recognized in other comprehensive income	£(6.5)
Prior year service cost recognized in other comprehensive income	—
Less actuarial loss recognized	(1.1)
Less prior year service cost recognized	—
Less transitional obligation recognized	—
Amount included in other comprehensive income	£(7.6)

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2006 that have not yet been recognized as components of net periodic benefit cost (in millions):

Net actuarial loss	£10.5
Net prior year service cost	0.1
Net transition obligation	—
Adjustment to initially adopt FASB Statement 158	9.4
Amount included in other comprehensive income	£20.0

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans (Continued)

None of these amounts are expected to be recognized in the net periodic benefit cost in 2007.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2006	2005
Accumulated benefit obligation	£330.3	£324.7
Fair value of plan assets	298.1	286.5

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2006	2005
Projected benefit obligation	£339.8	£334.0
Fair value of plan assets	298.1	286.5

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Service cost	£2.5	£2.7	£6.2
Interest cost	15.8	14.5	13.8
Expected return on plan assets	(16.6)	(15.1)	(13.7)
Recognized actuarial loss	1.1	—	(0.1)
Plan settlements	1.0	0.6	1.3
Total net periodic benefit cost	£3.8	£2.7	£7.5

As a result of the sale of our Broadcast operations on December 1, 2004, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2006	2005
Discount rate	5.00%	4.75%
Rate of compensation increase	3.25%	3.25%

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans (Continued)

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2006	2005
Discount rate	4.75%	5.24%
Expected long term rate of return on plan assets	6.28%	7.08%
Rate of compensation increase	3.25%	3.03%

Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. A higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

Plan Assets

Our pension plan weighted-average asset allocations at December 31, 2006, and 2005, by asset category were as follows:

	December 31,
	2006	2005
Asset Category
Equity Securities	51.2%	48.5%
Debt Securities	43.5%	43.2%
Real Estate	2.3%	1.9%
Other	3.0%	6.4%
Total	100.0%	100.0%

The trustees of the main defined benefit pension plan, which makes up approximately 86% of the assets of our four defined benefit pension plans, have in place an agreement with the investment managers that targets an allocation of 50% equities and 50% bonds and cash at December 31, 2006. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

There were no shares of our common stock included in the Equity Securities at December 31, 2006 or December 31, 2005.

Cash flows

At December 31, 2006, our pension plans have projected benefit obligations exceeding plan assets totaling £41.7 million. We will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. We contributed £1.8 million during 2006. We expect to contribute a total of £9.3 million during 2007.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Employee Benefit Plans (Continued)

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2006 and include estimated future employee services (in millions):

Pension Benefits
2007	£9.3
2008	10.1
2009	10.8
2010	11.7
2011	12.5
Years 2012-2016	79.3

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £12.4 million, £9.2 million and £9.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

15.   Other Charges Including Restructuring Charges

Other charges in 2006 of £67.0 million relate mainly to employee termination and lease exit costs as a result of our acquisition-related restructuring programs. Other charges in 2005 of £24.8 million mainly related to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £23.8 million in 2004 related to our announcement to consolidate call centers and include £12.4 million for involuntary employee termination and related costs, £2.4 million for lease exit costs and £9.0 million for other costs including recruitment and training costs. On April 7, 2004, we announced the consolidation over 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Other Charges Including Restructuring Charges (Continued)

The following tables summarize our historical restructuring provisions incurred and utilized in 2004, 2005 and 2006, and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2003	£—	£38.8	£0.3	£—	£39.1
Released	—	—	—	—	—
Charged to expense	12.4	2.4	—	9.0	23.8
Utilized	(10.7)	(12.8)	(0.1)	(9.0)	(32.6)
Balance, December 31, 2004	1.7	28.4	0.2	—	30.3
Released	—	—	(0.2)	(0.4)	(0.6)
Charged to expense	0.8	24.2	—	0.4	25.4
Utilized	(2.5)	(7.3)	—	—	(9.8)
Balance, December 31, 2005	—	45.3	—	—	45.3
Released	—	—	—	—	—
Charged to expense	—	4.0	—	—	4.0
Utilized	—	(5.9)	—	—	(5.9)
Balance, December 31, 2006	£—	£43.4	£—	£—	£43.4

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2005	£—	£—	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	43.2	45.9	—	—	89.1
Charged to expense	40.3	22.7	—	—	63.0
Utilized	(64.8)	(3.9)	—	—	(68.7)
Balance, December 31, 2006	£18.7	£64.7	£—	£—	£83.4

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Income Taxes

The (benefit)/expense for income taxes consists of the following (in millions):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	£(0.5)	£1.4	£0.1
State and local	—	(1.3)	1.3
Foreign	(2.7)	—	—
Total current	(3.2)	0.1	1.4
Deferred:
Federal	(8.6)	18.7	3.6
Foreign	—	—	—
Total deferred	(8.6)	18.7	3.6
	£(11.8)	£18.8	£5.0

There are significant current year losses in the U.K. and the U.S. The current federal tax benefit relates to a reversal of a prior year provision. The 2006 foreign tax benefit relates to amounts receivable in respect of the surrender to equity investments of U.K. tax losses arising in the current period. The 2006 federal deferred tax benefit relates to the release of a deferred tax liability set up in 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2006	2005
Deferred tax liabilities:
Intangibles	£262.2	£70.1
Equity investments	77.0	—
Unrealized foreign exchange differences	0.7	16.5
Total deferred tax liabilities	339.9	86.6
Deferred tax assets:
Net operating losses	1,121.1	876.3
Capital losses	3,655.0	5,228.1
Depreciation and amortization	2,055.4	1,330.6
Accrued expenses	18.9	6.3
Other	119.9	45.6
Total deferred tax assets	6,970.3	7,486.9
Valuation allowance for deferred tax assets	(6,707.6)	(7,409.5)
Net deferred tax assets	262.7	77.4
Net deferred tax liabilities	£77.2	£9.2

A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Income Taxes (Continued)

existing at that date, then be credited to paid in capital. The majority of the valuation allowance relates to tax attributes that existed at January 10, 2003. In 2006, we did not recognize any such tax benefits. In 2005, we recognized a tax benefit of £7.7 million which resulted in a deferred tax expense and a reduction in reorganization value of this amount.

As discussed in note 1, we emerged from Chapter 11 bankruptcy on January 10, 2003. The restructuring of our debt gave rise to cancellation of debt income in 2003, which was non-taxable since the debt cancellation was in connection with a bankruptcy reorganization. However, to the extent that such amount was excluded from U.S. taxable income, certain tax attributes were subject to reduction, including certain U.S. net operating loss carryforwards. The reduction of tax attributes, which is reflected in the above table, had no impact on our financial statement position since the deferred tax assets related to these tax attributes were offset by a corresponding valuation allowance. Furthermore, the reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit our ability to utilize any remaining U.S. net operating loss carryforwards that existed at January 10, 2003.

At December 31, 2006, we had net operating loss carryforwards for U.S. federal income tax purposes of £83 million that expire by 2026. As discussed in Note 5, acquisitions that took place in 2006 affected our share ownership. We are evaluating whether the application of Section 382 may constitute an ownership change for U.S federal income tax purposes. However, it is not anticipated that an ownership change would significantly affect our ability to use net operating losses arising in 2006. We also have capital loss carryforwards of £3.1 million for U.S. federal income tax purposes that expire in 2010 (2005: £4.5 billion which expired in 2006). We have U.K. net operating loss carryforwards of £3.6 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.1 billion. Section 382 may limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.2 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future.

At December 31, 2006, we had fixed assets on which future U.K. tax deductions can be claimed of £12.1 billion. The maximum amount that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Income Taxes (Continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax (benefit) expense is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
(Benefit) at federal statutory rate (35%)	£(182.7)	£(77.7)	£(176.5)
Add:
Non-deductible expenses	31.1	39.1	64.4
Foreign losses with no benefit	92.6	69.9	91.3
U.S. losses with no benefit	30.5	—	—
Difference between U.S. and foreign tax rates	16.7	12.5	24.5
State and local income tax	—	(1.3)	1.3
Reduction in valuation allowance for U.S. deferred tax assets	—	(25.1)	—
Other	—	1.4	—
(Benefit) provision for income taxes	£(11.8)	£18.8	£5.0

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

17.   Related Party Transactions

We have identified the following persons as being related parties to us, with whom we have entered into transactions as described below:

•       Virgin Enterprises Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2006, Virgin Enterprises Limited owned 10.5% of our common stock (based on SEC filings). In addition, Gordon McCallum is a member of our board of directors and is the Group Strategy Director at Virgin Enterprises Limited;

•       Franklin Mutual Advisers, LLC is one of the principal stockholders and owned 7.0% of our common stock as of December 31, 2006 (based on SEC filings); and

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Related Party Transactions (Continued)

•       W.R. Huff Asset Management Co., L.L.C., through its managed accounts and affiliates, is one of the principal stockholders and in that manner controlled 6.9% of our common stock as of December 31, 2006 (based on SEC filings). In addition, William R. Huff is a member of our board of directors and the president of the managing member of W.R. Huff Asset Management Co., L.L.C.

Virgin Enterprises Limited

On April 3, 2006, we entered into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of our consumer and a large part of our content businesses, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been £9 million based on our combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years. It can be terminated after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. The agreement also entitled Virgin Media and its subsidiaries to use a corporate name that includes the Virgin name.  Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our board.  Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our board.  During the year ended December 31, 2006, we incurred expenses of £5.8 million for charges in respect of brand licensing and promotion of which £2.5 million was payable at the year end.

With effect from February 8, 2007 we agreed in principle with Virgin Enterprises Limited to extend the trademark license agreement to enable a portion of our content business, formerly known as Flextech Television Limited, to use the name Virgin Media Television to create, manage and distribute our wholly-owned television program services, such as Living and Bravo.  The proposed agreement provides for a royalty of 0.25% per annum of our content revenue, subject to a minimum annual royalty of £200,000.

We also have agreements with Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets.  We incurred expenses of £1.8 million for charges in respect to these stores of which £1.2 million was payable at the year end.  As part of the agreement, Virgin Retail Limited pass through proceeds on sales of handsets, vouchers and other stock items to us.  We recognized revenues totaling £5.7 million during the year of which £2.2 million was receivable at the end of the year.

As a licensee of the “Virgin’’ brand name, we participate in mutually beneficial activities with other “Virgin’’ branded companies.  These arrangements are in the ordinary course of business and on arm's length terms.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Related Party Transactions (Continued)

Refinancing Transactions

In November 2003, we effected a $1.4 billion, or £0.8 billion, rights offering in which we distributed to each of our stockholders proportionate rights to purchase shares of our common stock. The rights were transferable, subject to various exceptions. The proceeds from the rights offering were used in part to prepay in full an outstanding principal amount of $554.1 million, or £324.2 million under our 19% Senior Secured Notes due 2010 and to repay in full a working capital facility with an outstanding principal amount of £408.3 million.

In connection with our rights offering, on September 26, 2003, we entered into two separate participating purchaser agreements with each of W.R. Huff Asset Management Co., L.L.C., on behalf of certain of our affiliates and managed accounts, and Franklin Mutual Advisers LLC, as agent and investment advisor for certain funds. Each participating purchaser held shares of our common stock or was the general partner or investment manager of managed funds and third party accounts that directly held shares of our common stock.

Pursuant to these agreements, W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, each agreed in advance of the rights offering to exercise the basic subscription privilege for all of the rights distributed to their respective managed accounts, affiliates and funds in the rights offering. The rights offering prospectus indicated to our stockholders that these parties had made advance commitments. Other stockholders did not have to commit to exercise their subscription privileges in advance.

W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, purchased 4,582,594 shares of our common stock for $40.00 and Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, purchased 2,974,908 shares of our common stock for $40.00. This was the same price offered to all recipients of rights in the offering. W.R. Huff Asset Management Co., L.L.C., on behalf of managed accounts and affiliates, also purchased approximately 25,000 shares of our common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering. Franklin Mutual Advisers LLC, on behalf of funds for which it acts as an agent or investment advisor, also purchased 35,752 shares of our common stock for $40.00 pursuant to the over-subscription privilege available to all rights holders in the offering.

The shares of our common stock that each participating purchaser received upon the exercise of the rights that the participating purchaser had committed to exercise constituted restricted stock for the purposes of the Securities Act of 1933. Accordingly, we entered into a registration rights agreement with each participating purchaser. We filed a registration statement on February 13, 2004 to fulfill our obligations under these agreements.

We completed a transaction on April 13, 2004 in which our indirect wholly-owned subsidiary, Virgin Media Finance PLC (formerly NTL Cable PLC), issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, € 225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate senior notes due 2012. Some of our significant stockholders were holders of the 10% senior sterling notes due 2008 and 9.125% senior notes due 2008 of Diamond Holdings Limited and of the 11.2% discount debentures due 2007 of NTL (Triangle) LLC, which were redeemed on May 13,

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Related Party Transactions (Continued)

2004 in connection with the transaction. Some of these stockholders, including managed accounts and affiliates of W.R. Huff Asset Management Co., L.L.C., acquired a substantial quantity of the notes issued in the transaction. On behalf of managed accounts and affiliates, W.R. Huff Asset Management Co., L.L.C. is a significant participant in the market for non-investment grade debt securities.

Pursuant to the participating purchaser agreements, and in consideration for their advance commitments in the rights offering, managed accounts and affiliates for which W.R. Huff Asset Management Co., L.L.C. acts as an investment adviser were paid fees totaling $5.3 million on March 24, 2004 and funds for which Franklin Mutual Advisers LLC acts as an agent or investment adviser were paid fees totaling $3.1 million on November 24, 2003 and $0.3 million on March 17, 2004. In consideration for financial and business services, subject to the successful completion of the refinancing, a related entity of W.R. Huff Asset Management Co., L.L.C. was paid $7.5 million on April 27, 2004.

In May 2004, our board granted to each of Eric Koza and Karim Samii, who were then each employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates, the right to receive 20,000 restricted shares of our common stock under the 2003 Stock Option Plan. The restricted stock award was made in consideration of financial and business services provided to us by Messrs. Koza and Samii. Messrs. Koza and Samii are no longer employees of W.R. Huff Asset Management Co., L.L.C. or its affiliates. Shares authorized under the 2003 Stock Option Plan, including those granted to Messrs. Koza and Samii, were registered under a registration statement on Form S-8 that we filed with the SEC on May 6, 2004.

18.   Shareholders’ Equity

Authorized Share Capital

Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2006 there were 323.9 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the board.

In connection with the reverse acquisition of Telewest, each share of NTL Holdings (formerly known as NTL Incorporated now known as Virgin Media Holdings) common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 2.5 shares of NTL Incorporated (now known as Virgin Media Inc.) new common stock. On March 3, 2006, we issued 212,931,048 shares of common stock for this purpose. For accounting purposes, the acquisition of Virgin Media Holdings has been treated as a reverse acquisition. Accordingly, the 212,931,048 shares issued to acquire Virgin Media Holdings have been treated as outstanding from January 1, 2004 (as adjusted for historical issuances and repurchases during the period from January 1, 2004 to March 3, 2006). In addition, on March 3, 2006, each share of Telewest’s common stock issued and outstanding immediately prior to the acquisition was converted into 0.2875 shares of Virgin Media Inc. new common stock (and redeemable stock that was redeemed). These 70,728,375 shares of Virgin Media Inc. new common stock have been treated as issued on the acquisition date.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Shareholders’ Equity (Continued)

In accordance with the preceding paragraph, the outstanding shares as of December 31, 2005 and weighted average shares outstanding for the years ended December 31, 2005 and 2004 were restated as follows (in millions):

	December 31, 2005	December 31, 2004
Weighted average shares outstanding as previously reported	85.1	85.6
Share exchange ratio in reverse acquisition	2.5	2.5
Weighted average shares outstanding, as restated	212.8	214.0

The following table summarizes the movement in the number of shares of common stock outstanding during the year ended December 31, 2006 (in millions):

Number of shares
December 31, 2005 outstanding shares as previously reported by NTL Holdings (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of NTL Incorporated (formerly known as Telewest Global, Inc.) shares	70.7
Issued under Scheme of Arrangement to acquire Virgin Mobile	34.4
Issuances and purchases during the period	5.9
December 31, 2006 outstanding shares	323.9

On May 18, 2006, August 28, 2006 and November 28, 2006, our board of directors approved and declared the payment of regular quarterly cash dividends of $0.01, $0.02 and $0.02 per share on June 20, 2006, September 20, 2006 and December 20, 2006, to stockholders of record as of June 12, 2006, September 12, 2006, and December 12, 2006, totaling £1.6 million, £3.5 million and £3.4 million, respectively. Future payments of regular quarterly dividends by us are at the discretion of the board of directors and will be subject to our future needs and uses of free cash flow, which could include investments in operations, the repayment of debt, and share repurchase programs.

Series A Warrants

On the effective date of the Plan, Series A warrants were issued to some of our former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering and the reverse acquisition of Telewest in accordance with anti-dilution adjustment provisions, the Series A warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011. The agreement governing the Series A warrants is governed by New York law. The Series A warrants are listed on the NASDAQ National Market under the symbol “VMEDW.” The Series A warrants may be subject to further change.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Shareholders’ Equity (Continued)

Stock Repurchase Program

On January 31, 2005, we announced that we intended to use up to £475.0 million of the proceeds from the sale of our Broadcast operations to repurchase shares of our common stock. During 2005, we paid £114.0 million to effect share repurchases in the open market.

19.   Commitments and Contingent Liabilities

At December 31, 2006, we were committed to pay £605.1 million for equipment and services. This amount includes £320.2 million for operations and maintenance contracts and other commitments from January 1, 2008 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ended December 31:
2007	£284.9
2008.	72.2
2009.	97.0
2010.	64.5
2011.	37.2
Thereafter	49.3
£605.1

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended December 31:
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

20.   Industry Segments

Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and fixed line telephone business. We operate a Content segment through our wholly-owned subsidiaries Virgin Media Television Limited (“Virgin Media TV’’) and sit-up Limited (“sit-up”), which supply television

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Industry Segments (Continued)

programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate a Mobile segment through our wholly-owned subsidiary Virgin Mobile Limited, which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

Segment information for the year ended December 31, 2006 is as follows (in millions):

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,007.3	£302.8	£292.1	£—	£3,602.2
Inter segment revenue	2.8	19.2	(0.3)	(21.7)	—
Operating costs	(1,165.0)	(230.2)	(196.6)	19.0	(1,572.8)
Selling, general and administrative expenses	(772.1)	(72.5)	(65.0)	2.7	(906.9)
Segment OCF	1,073.0	19.3	30.2	—	1,122.5
Depreciation, amortization and other charges	(1,057.8)	(13.2)	(41.7)	—	(1,112.7)
Operating income (loss)	£15.2	£6.1	£(11.5)	£—	£9.8
Identifiable assets	£9,269.9	£634.3	£1,339.3	£—	£11,243.5

In 2005, we did not have any operations in the Content or Mobile segments and all of our operations related to the Cable segment. Included in identifiable assets at December 31, 2006 is £1,295.9 million, £85.6 million and £970.2 million of goodwill from the acquisitions of Telewest and Virgin Mobile that has been allocated to the Cable, Content and Mobile segments, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information

On April 13, 2004, our wholly-owned subsidiary, Virgin Media Finance PLC (formerly NTL Cable PLC), or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2006, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. We and certain of our subsidiaries, namely Virgin Media Group LLC (formerly NTL:Telewest LLC), Virgin Media Holdings Inc. (formerly NTL Holdings Inc.), Virgin Media (UK) Group, Inc. (formerly NTL (UK) Group, Inc.) and Virgin Media Communications Limited (formerly NTL Communications Limited), have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

We present the following condensed consolidated financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2006
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	(1.7)	—	0.3	0.1	615.2	—	613.9
Total current assets	0.7	—	31.8	0.3	1,005.6	—	1,038.4
Fixed assets, net	0.7	—	—	—	6,025.6	—	6,026.3
Intangible assets, net	—	—	(11.0)	—	3,648.0	—	3,637.0
Investments in, and loans to, affiliates	3,242.3	1,411.7	774.4	5,327.2	(6,407.5)	(3,976.6)	371.5
Other assets, net	—	—	—	103.2	67.1	—	170.3
Total assets	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5
Current liabilities	£11.8	£30.1	£9.4	£97.6	£1,593.9	£(100.0)	£1,642.8
Long term debt	—	1,024.4	—	1,872.4	3,120.4	—	6,017.2
Other long term liabilities	1.8	—	8.5	124.9	218.2	—	353.4
Shareholders’ equity	3,230.1	357.2	777.3	3,335.8	(593.7)	(3,876.6)	3,230.1
Total liabilities and shareholders’ equity	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	December 31, 2005
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£446.6	£—	£—	£5.4	£283.2	£—	£735.2
Restricted cash	—	—	—	—	3.4	—	3.4
Marketable securities	96.9	—	—	—	—	—	96.9
Other current assets	68.1	—	0.3	—	235.8	—	304.2
Total current assets	611.6	—	0.3	5.4	522.4	—	1,139.7
Fixed assets, net	—	—	—	—	3,294.9	—	3,294.9
Intangible assets, net	—	—	(14.4)	—	457.4	—	443.0
Investments in, and loans to affiliates	1,375.0	1,638.6	1,340.4	3,836.0	680.5	(8,870.5)	—
Other assets, net	—	—	—	69.0	41.9	—	110.9
Total assets	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5
Current liabilities	£21.6	£18.9	£—	£69.7	£622.0	£(122.4)	£609.8
Long term debt	10.0	869.1	—	3,055.2	4,666.3	(6,321.4)	2,279.2
Other long term liabilities	—	—	17.8	31.8	93.9	—	143.5
Minority interest	—	—	—	—	1.0	—	1.0
Shareholders’ equity	1,955.0	750.6	1,308.5	753.7	(386.1)	(2,426.7)	1,955.0
Total liabilities and shareholders’ equity	£1,986.6	£1,638.6	£1,326.3	£3,910.4	£4,997.1	£(8,870.5)	£4,988.5

	December 31, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,602.2	£—	£3,602.2
Operating costs	—	—	—	—	(1,572.8)	—	(1,572.8)
Selling, general and administrative expenses	(22.8)	—	(15.8)	—	(868.3)	—	(906.9)
Other charges	—	—	—	—	(67.0)	—	(67.0)
Depreciation and amortization	—	—	—	—	(1,045.7)	—	(1,045.7)
Operating loss	(22.8)	—	(15.8)	—	48.4	—	9.8
Interest and other income, net	0.7	95.0	34.2	192.4	(154.8)	(132.8)	34.7
Interest expense	—	(93.7)	(83.6)	(282.1)	(130.8)	132.8	(457.4)
Loss on extinguishment of debt	—	—	—	(32.8)	—	—	(32.8)
Share of income from equity investments	—	—	—	—	12.5	—	12.5
Gains on derivative instruments	—	—	—	2.0	(0.7)	—	1.3
Foreign currency gains (losses)	2.3	(5.4)	(98.0)	(35.5)	46.5	—	(90.1)
Minority interest income	—	—	—	—	1.0	—	1.0
Income tax benefit (expense)	—	—	9.1	—	2.7	—	11.8
Income (loss) from continuing operations	(19.8)	(4.1)	(154.1)	(156.0)	(175.2)	—	(509.2)
(Loss) income from discontinued operations	—	—	7.9	—	—	—	7.9
Cumulative effect of changes in accounting principle	(0.2)	—	—	—	(32.4)	—	(32.6)
Equity in net (loss) income of subsidiaries	(513.9)	(372.3)	(368.0)	(216.3)	—	1,470.5	—
Net income (loss)	£(533.9)	£(376.4)	£(514.2)	£(372.3)	£(207.6)	£1,470.5	£(533.9)

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	December 31, 2005
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,947.6	£—	£1,947.6
Operating costs	—	—	—	—	(808.3)	—	(808.3)
Selling, general and administrative expenses	(17.4)	—	—	—	(465.6)	—	(483.0)
Other charges	0.3	—	—	—	(25.1)	—	(24.8)
Depreciation and amortization	—	—	—	—	(651.2)	—	(651.2)
Operating loss	(17.1)	—	—	—	(2.6)	—	(19.7)
Interest and other income, net	17.4	84.6	25.2	302.1	13.0	(412.9)	29.4
Interest expense	(2.8)	(85.0)	(0.1)	(252.5)	(308.3)	412.9	(235.8)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Gains on derivative instruments	—	—	—	0.9	—	—	0.9
Foreign currency gains (losses)	35.4	1.8	(49.8)	35.4	(17.5)	—	5.3
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax benefit (expense)	1.3	—	(20.1)	—	—	—	(18.8)
Income (loss) from continuing operations	34.2	(0.6)	(44.8)	85.9	(316.4)	—	(241.7)
(Loss) income from discontinued operations	—	—	(8.6)	—	671.3	—	662.7
Dividend received (paid)	523.8	—	(523.8)	—	—	—	—
Equity in net (loss) income of subsidiaries	(137.0)	433.6	432.7	347.7	—	(1,077.0)	—
Net income (loss)	£421.0	£433.0	£(144.5)	£433.6	£354.9	£(1,077.0)	£421.0

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	December 31, 2004
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£2,000.3	£—	£2,000.3
Operating costs	—	—	—	—	(827.7)	—	(827.7)
Selling, general and administrative expenses	(20.9)	—	—	—	(481.3)	—	(502.2)
Other charges	—	—	—	—	(23.8)	—	(23.8)
Depreciation and amortization	—	—	—	—	(699.1)	—	(699.1)
Operating loss	(20.9)	—	—	—	(31.6)	—	(52.5)
Interest and other income, net	0.7	103.9	88.2	290.5	4.2	(481.7)	5.8
Interest expense	—	(106.8)	—	(302.1)	(343.8)	481.7	(271.0)
Loss on extinguishment of debt	—	—	—	(36.2)	(126.0)	—	(162.2)
Share of loss from equity investments	—	—	—	—	(0.1)	—	(0.1)
Foreign currency (losses) gains	(2.1)	2.1	0.3	(30.5)	5.8	—	(24.4)
Income tax expense	(1.4)	—	(3.5)	—	(0.1)	—	(5.0)
(Loss) income from continuing operations	(23.7)	(0.8)	85.0	(78.3)	(491.6)	—	(509.4)
Income from discontinued operations	—	—	—	—	24.5	—	24.5
Equity in net loss of subsidiaries	(461.2)	(562.5)	(554.2)	(484.2)	—	2,062.1	—
Net loss	£(484.9)	£(563.3)	£(469.2)	£(562.5)	£(467.1)	£2,062.1	£(484.9)

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2006
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(34.2)	£(8.8)	£87.3	£48.7	£693.1	£—	£786.1
Investing activities:
Purchases of fixed assets	—	—	—	—	(544.8)	—	(544.8)
Purchases of intangible asset	—	—	—	—	(10.0)	—	(10.0)
Payments in relation to acquisitions	—	—	(2,423.1)	—	—	—	(2,423.1)
Telewest reorganization	—	—	(4,220.6)	(5,956.5)	3,535.9	6,641.2	—
Repayments from (advances to) affiliates	6.4	(286.6)	60.2	3,962.0	(3,726.3)	—	15.7
Proceeds from sale of assets	—	—	—	—	2.4	—	2.4
Dividend received	—	—	—	—	—	—
Decrease in restricted cash	—	—	—	—	5.8	—	5.8
Proceeds from sale of Broadcast operations, net	—	—	—	—	—	—	—
Proceeds from sale of Ireland operations, net	—	—	—	—	—	—	—
Net cash provided by investing activities	6.4	(286.6)	(6,583.5)	(1,994.5)	(737.0)	6,641.2	(2,954.0)
Financing activities:
Dividend paid	(8.5)	—	—	—	—	—	(8.5)
Proceeds from new borrowings, net	—	871.2	1,784.4	4,593.3	1,686.7	—	8,935.6
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Proceeds from employee stock options	38.7	—	—	—	—	—	38.7
Share redemption	—	—	1,800.0	(2,350.8)	550.8	—	—
Purchase of stock	—	—	—	—	—	—	—
Principal payments including capital lease payments	—	(575.8)	(1,709.9)	(2,722.5)	(2,092.4)	—	(7,100.6)
Net cash used in financing activities	30.2	295.4	6,095.1	1,940.6	145.1	(6,641.2)	1,865.2
Discontinued operations:
Cash from operating activities	—	—	—	—	—	—	—
Cash used in investing activities	—	—	—	—	—	—	—
Net cash used by discontinued operations	—	—	—	—	—	—	—
Effect of exchange rate changes	—	—	(14.0)	—	—	—	(14.0)
Increase (decrease) in cash and cash equivalents	2.4	—	(415.1)	(5.2)	101.2	—	(316.7)
Cash and cash equivalents at beginning of year	—	—	446.6	5.4	283.2	—	735.2
Cash and cash equivalents at end of year	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2005
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(98.2)	£24.2	£60.3	£(42.8)	£382.1	£—	£325.6
Investing activities:
Purchases of fixed assets	—	—	—	—	(288.1)	—	(288.1)
Repayments from (advances to) affiliates	56.2	494.2	519.7	537.2	(796.4)	(810.2)	0.7
Proceeds from sale of assets	—	—	—	—	2.6	—	2.6
Dividend received	523.8	—	—	—	—	(523.8)	—
Decrease in restricted cash	—	—	—	—	12.4	—	12.4
Proceeds from sale of Broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2
Net cash provided by investing activities	580.0	494.2	519.7	537.2	375.7	(1,334.0)	1,172.8
Financing activities:
Dividend paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	58.9	—	739.7	—	(808.6)	—
Proceeds from employee stock options	5.0	—	—	—	—	—	5.0
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments including capital lease payments	—	(578.4)	(56.2)	(1,228.7)	(542.1)	1,618.8	(786.6)
Net cash used in financing activities	(99.0)	(519.5)	(580.0)	(489.0)	(542.1)	1,334.0	(895.6)
Discontinued operations:
Cash from operating activities	—	—	—	—	(14.3)	—	(14.3)
Cash used in investing activities	—	—	—	—	(4.1)	—	(4.1)
Net cash used by discontinued operations	—	—	—	—	(18.4)	—	(18.4)
Effect of exchange rate changes	25.6	—	—	—	—	—	25.6
Increase (decrease) in cash and cash equivalents	408.4	(1.1)	—	5.4	197.3	—	610.0
Cash and cash equivalents at beginning of year	38.2	1.1	—	—	85.9	—	125.2
Cash and cash equivalents at end of year	£446.6	£—	£—	£5.4	£283.2	£—	£735.2

VIRGIN MEDIA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.   Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2004
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(26.0)	£1.1	£—	£136.3	£137.9	£—	£249.3
Investing activities:
Purchases of fixed assets	—	—	—	—	(274.5)	—	(274.5)
(Advances to) repayments from affiliates	—	(784.1)	(21.0)	(119.7)	1.0	924.8	1.0
Proceeds from sale of assets	—	—	—	—	1.3	—	1.3
Acquisitions, net	—	—	—	—	(18.8)	—	(18.8)
Net cash (used in) investing activities	—	(784.1)	(21.0)	(119.7)	(291.0)	924.8	(291.0)
Financing activities:
Proceeds from borrowings, net	—	784.1	—	2,736.4	473.1	(1,091.6)	2,902.0
Proceeds from employee stock options	4.4	—	—	—	—	—	4.4
Principal payments including capital lease payments	—	—	—	(2,792.8)	(662.7)	166.8	(3,288.7)
Net cash provided by (used in) financing activities	4.4	784.1	—	(56.4)	(189.6)	(924.8)	(382.3)
Discontinued operations:
Cash from operating activities	—	—	—	—	127.5	—	127.5
Cash used in investing activities	—	—	—	—	(21.1)	—	(21.1)
Net cash provided by discontinued operations	—	—	—	—	106.4	—	106.4
Effect of exchange rate changes	(3.3)	—	—	—	—	—	(3.3)
(Decrease) increase in cash and cash equivalents	(24.9)	1.1	(21.0)	(39.8)	(236.3)	—	(320.9)
Cash and cash equivalents at beginning of year	63.1	—	21.0	39.8	322.2	—	446.1
Cash and cash equivalents at end of year	£38.2	£1.1	£—	£—	£85.9	£—	£125.2

VIRGIN MEDIA INC.
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in millions)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	£2.4	£446.6
Marketable securities	—	96.9
Other current assets	(1.7)	68.1
Total current assets	0.7	611.6
Fixed assets, net	0.7	—
Investments in and loans to affiliates, net	3,242.3	1,375.0
Total assets	£3,243.7	£1,986.6
Liabilities and shareholders’ equity
Current liabilities	£11.8	£21.6
Long term debt	—	10.0
Other long term liabilities	1.8	—
Shareholders’ equity
Preferred stock—$.01 par value; authorized 5.0 (2006 and 2005) shares; issued and outstanding none	—	—
Common stock—$.01 par value; authorized 1,000.0 (2006 and 2005) shares; issued 326.4 (2006) and 212.9 (2005) and outstanding 323.9 (2006) and 212.8 (2005) shares	1.8	0.5
Additional paid-in capital	4,339.7	2,687.0
Treasury stock	—	(114.0)
Unearned stock compensation	(36.3)	(15.3)
Accumulated other comprehensive income (loss)	116.0	45.5
Accumulated deficit	(1,191.1)	(648.7)
Total shareholders’ equity	3,230.1	1,955.0
Total liabilities and shareholders’ equity	£3,243.7	£1,986.6

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2006	2005	2004
Costs and expenses
General and administrative expenses	£(22.8)	£(17.4)	£(20.9)
Other charges	—	0.3	—
Operating loss	(22.8)	(17.1)	(20.9)
Other income (expense)
Interest income and other, net	0.7	17.4	0.7
Interest expense	—	(2.8)	—
Foreign currency transaction gains (losses)	2.3	35.4	(2.1)
Income (loss) before income taxes and equity in net loss of subsidiaries	(19.8)	32.9	(22.3)
Income tax benefit (expense)	—	1.3	(1.4)
Cumulative effect of change in accounting principle	(0.2)	—	—
Income (loss) before equity in net loss of subsidiaries	(20.0)	34.2	(23.7)
Dividend received	—	523.8	—
Equity in net loss of subsidiaries	(513.9)	(137.0)	(461.2)
Net income (loss)	£(533.9)	£421.0	£(484.9)

See accompanying notes.

VIRGIN MEDIA INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2006	2005	2004
Net cash used in operating activities	£(34.2)	£(98.2)	£(26.0)
Investing activities
Dividend received	—	523.8	—
Investments in and loans to affiliates	6.4	56.2	—
Net cash provided by investing activities	6.4	580.0	—
Financing activities
Net proceeds from rights offering	—	—	—
Proceeds from new borrowings	—	10.0	—
Proceeds from exercise of stock options	38.7	5.0	4.4
Purchase of stock	—	(114.0)	—
Dividend paid	(8.5)	—	—
Principal payments on long term debt	—	—	—
Net cash provided by (used in) financing activities	30.2	(99.0)	4.4
Effect of exchange rate changes on cash and cash equivalents	—	25.6	(3.3)
Increase (decrease) in cash and cash equivalents	2.4	408.4	(24.9)
Cash and cash equivalents at beginning of year	—	38.2	63.1
Cash and cash equivalents at end of year	£2.4	£446.6	£38.2
Supplemental disclosure of cash flow information
Cash paid for interest	£—	£—	£—
Income taxes paid	3.1	2.2	0.2

See accompanying notes.

VIRGIN MEDIA INC.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.               Basis of Presentation

In our condensed financial statements, our investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. Our share of net loss of our subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with our consolidated financial statements.

2.               Leases

Leases for office space end in 2007. Total rental expense for the years ended December 31, 2006, 2005 and 2004 under operating leases was £nil million, £0.1 million and £0.2 million, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2006 are £nil million.

3.               Other

A cash dividend of £523.8 million was paid to the registrant by subsidiaries in the year ended December 31, 2005. No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2006 and December 31, 2004.

VIRGIN MEDIA INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	(Deductions)/ Additions		Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	£41.7	£52.0	£—	£15.5	£(57.4	)(a)	£51.8
Year ended December 31, 2005
Allowance for doubtful accounts	£43.4	£41.6	£—	£—	£(43.3	)(b)	£41.7
Year ended December 31, 2004
Allowance for doubtful accounts	£12.5	£28.0	£—	£—	£2.9	(c)	£43.4

(a)           Uncollectible accounts written-off, net of recoveries, of £57.4 million.

(b)          Uncollectible accounts written-off, net of recoveries, of £43.3 million.

(c)           Uncollectible accounts written-off, net of recoveries, of £(2.9) million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Virgin Media Investment Holdings Limited

We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the “Company”) an indirect wholly-owned subsidiary of Virgin Media Inc. (the “Parent”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Virgin Media Inc. changed its method of accounting for stock-based compensation expense as of January 1, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”; changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plan”; and adopted Financial Accounting Standards Board Staff Position FAS 143-1 “Accounting for Electronic Waste Obligations” as of December 12, 2006.

/s/ Ernst & Young LLP

London, England

March 1, 2007

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	£384.0	£288.1
Restricted cash	5.2	2.6
Accounts receivable—trade, less allowance for doubtful accounts of £49.4 (2006) and £39.8 (2005)	454.9	178.2
Inventory	65.3	—
Prepaid expenses and other current assets	89.2	42.2
Total current assets	998.6	511.1
Fixed assets, net	5,863.9	3,114.3
Goodwill and other indefinite-lived intangible assets	2,521.4	197.9
Intangible assets, net	1,110.3	232.2
Equity investments	371.5	—
Other assets, net of accumulated amortization of £21.8 (2006) and £32.2 (2005)	170.3	110.9
Due from parent and subsidiary companies	650.3	61.0
Total assets	£11,686.3	£4,227.4
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	£379.5	£176.7
Accrued expenses and other current liabilities	474.8	179.8
VAT and employee taxes payable	86.2	44.4
Restructuring liabilities	124.5	42.5
Interest payable	196.5	65.2
Deferred revenue	258.0	95.3
Due to parent and subsidiary companies	—	111.8
Current portion of long term debt	141.9	0.8
Total current liabilities	1,661.4	716.5
Long term debt, net of current portion	6,345.9	2,630.4
Deferred revenue and other long term liabilities	266.2	125.8
Deferred income taxes	77.0	—
Total liabilities	8,350.5	3,472.7
Commitments and contingent liabilities
Minority interest	—	1.0
Shareholders’ equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2006 and 2005); issued and outstanding 224,552 in 2006 (2005: 121,006) ordinary shares	—	—
Additional paid-in capital	4,371.3	1,399.9
Accumulated other comprehensive loss	(36.0)	(19.0)
Accumulated deficit	(999.5)	(627.2)
Total shareholders’ equity	3,335.8	753.7
Total liabilities and shareholders’ equity	£11,686.3	£4,227.4

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2006	2005	2004
Revenue	£2,997.1	£1,825.9	£1,879.7
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,328.9	761.0	788.6
Selling, general and administrative expenses	721.5	430.1	451.5
Other charges	62.2	23.7	22.4
Depreciation	665.4	517.3	566.5
Amortization	203.9	101.8	96.3
	2,981.9	1,833.9	1,925.3
Operating income (loss)	15.2	(8.0)	(45.6)
Other income (expense)
Interest income and other, net	30.2	12.2	4.2
Interest expense	(372.3)	(253.0)	(350.1)
Loss on extinguishment of debt	(32.8)	—	(162.2)
Share of income from equity investments	8.1	—	—
Gains on derivative instruments	1.3	0.9	—
Foreign currency transaction gains (losses)	6.9	17.9	(27.2)
Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(343.4)	(230.0)	(580.9)
Income tax benefit	1.8	—	—
Minority interest	1.0	(1.0)	—
Loss from continuing operations	(340.6)	(231.0)	(580.9)
Discontinued operations
Income from discontinued operations before income taxes	—	5.7	19.1
Income tax expense	—	(0.2)	(0.7)
Gain on disposal of assets	—	659.1	—
Income from discontinued operations	—	664.6	18.4
Cumulative effect of changes in accounting principle	(31.7)	—	—
Net (loss) income	£(372.3)	£433.6	£(562.5)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net (loss) income	£(372.3)	£433.6	£(562.5)
Cumulative effect of changes in accounting principles	31.7	—	—
Income from discontinued operations	—	(664.6)	(18.4)
Loss from continuing operations	(340.6)	(231.0)	(580.9)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	869.3	619.1	662.8
Non-cash compensation	—	—	(0.3)
Share of income from equity investments	(5.8)	—	—
Deferred income taxes	(3.0)	—	0.4
Minority interest	(1.0)	1.0	—
Loss on extinguishment of debt	32.8	—	162.2
Amortization of original issue discount and deferred finance costs	17.2	24.2	29.3
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(78.3)	17.7	(13.9)
Inventory	(4.6)	—	—
Prepaid expenses and other current assets	(13.4)	5.2	94.6
Other assets	3.3	(1.0)	7.4
Accounts payable	6.3	49.1	(19.4)
Accrued expenses and other current liabilities	231.2	(44.1)	(49.0)
Other long term liabilities	(14.7)	(91.5)	(3.9)
Net cash provided by operating activities	698.7	348.7	289.3
Investing activities
Purchase of fixed assets	(484.2)	(285.2)	(267.4)
Purchase of intangible assets	(10.0)
Investments in and loans to parent and subsidiary companies	—	(573.6)	—
Decrease in restricted cash	1.7	12.3	—
Income from equity investments	9.3	—	—
Proceeds from sale of assets	1.5	2.6	—
Acquisitions, net of cash acquired	(4,410.9)	—	(18.5)
Proceeds from the sale of Broadcast operations, net	—	1,227.8	—
Proceeds from the sale of Ireland operations, net	—	216.2	—
Net cash (used in) provided by investing activities	(4,892.6)	600.1	(285.9)
Financing activities
New borrowings, net of financing fees	5,168.3	—	2,925.1
Principal payments on long term debt	(3,262.1)	(723.2)	(3,287.6)
Issuance of shares	2,420.6	—	—
Capital lease payments	(37.0)	(4.6)	(1.1)
Net cash provided by (used in) financing activities	4,289.8	(727.8)	(363.6)
Cash flow from discontinued operations
Net cash (used in) provided by operating activities	—	(14.3)	123.8
Net cash (used in) investing activities	—	(4.1)	(29.3)
Net cash (used in) provided by discontinued operations	—	(18.4)	94.5
Increase (decrease) in cash and cash equivalents	95.9	202.6	(265.7)
Cash and cash equivalents at beginning of year	288.1	85.5	351.2
Cash and cash equivalents at end of year	£384.0	£288.1	£85.5
Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£192.9	£238.3	£300.8
Income taxes paid	£4.6	—	—

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 par value		Additional Paid-In	Comprehensive Income	Pension Liability	Net Unrealized (Losses) Gains On	Accumulated
	Shares	Par	Capital	(Loss)	Adjustments	Derivatives	Deficit	Total
Balance, December 31, 2003	121,004	£—	£1,399.9	£	£(0.4)	£—	£(498.3)	£901.2
Share issues	2	—	—		—	—	—	—
Comprehensive loss:
Net loss for the year ended December 31, 2004	—	—	—	£(562.5)	—	—	(562.5)	(562.5)
Net unrealized losses on derivative instruments	—	—	—	(24.0)	—	(24.0)	—	(24.0)
Pension liability adjustment	—	—	—	(1.7)	(1.7)	—	—	(1.7)
				£(588.2)
Balance, December 31, 2004	121,006	—	1,399.9		(2.1)	(24.0)	(1,060.8)	313.0
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	£433.6	—	—	433.6	433.6
Net unrealized gains on derivative instruments	—	—	—	23.2	—	23.2	—	23.2
Pension liability adjustment	—	—	—	(16.1)	(16.1)	—	—	(16.1)
				£440.7
Balance, December 31, 2005	121,006	—	1,399.9		(18.2)	(0.8)	(627.2)	753.7
On acquisition of Telewest	84,352	—	2,420.6		—	—	—	2,420.6
On acquisition of Virgin Mobile	19,194	—	550.8		—	—	—	550.8
Adjustment to initially apply FAS 158	—	—	—		(9.4)	—	—	(9.4)
Comprehensive income:
Net income for the year ended December 31, 2006	—	—	—	£(372.3)	—	—	(372.3)	(372.3)
Net unrealized gains on derivative instruments	—	—	—	(15.2)	—	(15.2)	—	(15.2)
Pension liability adjustment	—	—	—	7.6	7.6	—	—	7.6
				£(379.9)
Balance, December 31, 2006	224,552	—	£4,371.3		£(20.0)	£(16.0)	£(999.5)	£3,335.8

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

(a)          Historical Structure of the Company

Virgin Media Investment Holdings Limited (VMIH) is incorporated in the United Kingdom (U.K.). We are an indirect wholly-owned subsidiary of Virgin Media Inc., or Virgin Media. On February 19, 2007, we changed our name from NTL Investment Holdings Limited to Virgin Media Investment Holdings Limited.

We were incorporated in March 1996 under the laws of England and Wales. From March 1996 to April 1998, we were a wholly-owned subsidiary of Virgin Media (UK) Group, Inc. (formerly NTL (UK) Group, Inc.). From April 1998 to April 2004, we were a wholly-owned subsidiary of Virgin Media Communications Limited (formerly NTL Communications Limited). Since April 2004, we are a wholly-owned subsidiary of Virgin Media Finance PLC (formerly NTL Cable PLC).

In October 2003, we cancelled our outstanding share capital and issued 1,000 shares of £0.001 each for every existing share outstanding. Shareholders’ equity has been retrospectively restated to show the effect of the stock split.

On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary.

On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. scheme of arrangement.

(b)           Business

Virgin Media is a leading U.K. entertainment and communications business providing the first “quad-play” offering of television, broadband, fixed line telephone and mobile telephone services in the United Kingdom. We are the U.K.’s most popular residential broadband and pay-as-you-go mobile provider and the second largest provider in the U.K. of pay television and fixed line telephone services.

Virgin Media Television, or Virgin Media TV, and ntl:Telewest Business also operate under the Virgin Media umbrella. Virgin Media TV provides a broad range of programming through its eleven wholly-owned channels, such as LivingTV and Bravo; through UKTV, its joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv. ntl:Telewest Business provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

We presently manage our business through three reportable segments:

•       Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and to a lesser extent off our network;

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Organization and Business (Continued)

•       Mobile: our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by T-Mobile; and

•       Content: our content segment includes the operations of our U.K. television channels, such as LivingTV and Bravo, and sit-up’s portfolio of retail television channels. Although not included in our content segment revenue, our content team also oversees our interest in the UKTV television channels, through our joint ventures with BBC Worldwide.

2.   Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings Inc, or Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest, and now known as Virgin Media Inc., or Virgin Media).

We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16 in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts and notes receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2006 and 2005.

Principles of Consolidation

The consolidated financial statements include the accounts for us and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. Our consolidated financial statements also include the accounts of variable interest entities (“VIEs”), which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in our consolidated statement of operations from the date of acquisition.

For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the companies in which we have an investment.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Foreign Currency Translation

Our functional currency is the pound sterling. Our reporting currency is the pound sterling. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. We had no cash equivalents at December 31, 2006 and 2005.

Restricted cash balances of £5.2 million and £2.6 million as at December 31, 2006 and 2005, respectively, represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £49.4 million at December 31, 2006 and £39.8 million at December 31, 2005.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers’ financial condition and generally do not require collateral. At December 31, 2006, we did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Inventory

Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out (“FIFO”) method. Cost represents the as invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

Programming inventory represents television programming libraries held by each of our television channels and is stated at the lower of cost or market value. Programming is recognized as inventory when a contractual purchase obligation exists, it has been delivered to us and is within its permitted broadcasting period. Programming inventory is periodically reviewed and a provision made for impairment or obsolescence.

Fixed Assets

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful lives are as follows:

Operating equipment:
Cable distribution plant	8-30 years
Switches and headends	8-10 years
Customer premises equipment	5-10 years
Other operating equipment	8-20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3-5 years
Other equipment	5-12 years

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Labor and overhead costs directly related to the construction and installation of fixed assets, including payroll and related costs of some employees and related rent and other occupancy costs, are capitalized. The payroll and related costs of some employees that are directly related to construction and installation activities are capitalized based on specific time devoted to these activities where identifiable. In cases where the time devoted to these activities is not specifically identifiable, we capitalize costs based upon estimated allocations.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives, such as television channel tradenames and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (FAS 142).

Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: cable, mobile, Virgin Media TV and sit-up. We compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and other intangible assets with indefinite lives within the reporting unit is less than its carrying value. We evaluate our cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. We concluded that we do not have an impairment loss related to these assets. In the future, we may incur impairment charges under SFAS No. 142 if market values decline and we do not achieve expected cash flow growth rates.

Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to five years.

Asset Retirement Obligations

We accrue for the liability in respect of dilapidation on our leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases (FAS 13).

In June 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). The FASB issued the FSP to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union (EU). FSP 143-1 requires that the commercial user should

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The FSP is effective for the later of the first reporting period ending after June 8, 2005 or the Directive’s adoption into law by the applicable EU-member country. The Directive was adopted on December 12, 2006, and is effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of the company’s customer premises equipment. As a result, we have recognized a retirement obligation of £54.1 million and fixed assets of £23.7 million on the balance sheet and a cumulative effect change in accounting principle £32.8 million in the statement of operations.

Impairment of Long-Lived Assets

In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets (FAS 144), long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

As of December 31, 2006, we reviewed our long-lived assets for impairment and determined that there was no impairment of our long-lived assets.

Deferred Financing Costs

Deferred financing costs of £99.7 million and £57.1 million as of December 31, 2006 and 2005, respectively, are included in other assets. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method.

Restructuring Costs

As of January 1, 2003, we adopted FASB Statement No. 146. Accounting for Costs Associated with Exit or Disposal Activities (FAS 146) and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

In 2006, we initiated a number of restructuring programs as part of our acquisitions of Telewest and Virgin Mobile. Provisions in respect to exit activities of the acquired businesses are recognized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and included on the acquired company’s opening balance sheet. Provisions in respect to exit activities of the historic NTL business are recognized under FAS 146.

Revenue Recognition

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•       persuasive evidence of an arrangement exists between us and our customers;

•       delivery has occurred or the services have been rendered;

•       the price for the service is fixed or determinable; and

•       collectibility is reasonably assured.

Telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection.

Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed.

Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

Contract and non-contract post-pay customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Bundled services revenue is recognized in accordance with the provisions of EITF No 00-21, Accounting for revenue arrangements with multiple deliverables, to assess whether the components of the bundled services should be recognized separately.

For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the “residual value” method.

Programming revenues are recognized in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. Revenue on transactional and interactive sales is recognized as and when the services are delivered. Advertising sales revenue is recognized at estimated realizable values when the advertising is aired.

Retail revenues are recognized on dispatch of goods to customers and are net of discounts given and less actual and expected returns, refunds and credit card charge-backs.

Subscriber Acquisition Costs

Costs incurred in respect to the acquisition of customers of our Mobile segment, including payments to distributors and the cost of handset promotions, are expensed as incurred.

Advertising Expense

We expense the cost of advertising as incurred. Advertising costs were £71.8 million, £51.1 million and £40.3 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation

We are an indirect, wholly-owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media’s annual report. Prior to January 1, 2006 Virgin Media accounted for these plans using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123). On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share Based Payment (FAS 123R), which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). Virgin Media adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, therefore, prior period results were not restated.

Pensions

We account for our defined benefit pension plans using FASB Statement No. 87, Employer’s Accounting for Pensions (FAS 87) and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106 (FAS 132R). Under FAS 87, pension expense is recognized on an accrual basis over

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

employees’ approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (SFAS 158). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we have adopted for the year ended December 31, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The impact of adopting the recognition provisions of SFAS 158 as of December 31, 2006 is an increase in liabilities of £9.4 million and a pre-tax increase in the accumulated other comprehensive loss of £9.4 million. We expect to implement the measurement provisions of SFAS 158 effective December 31, 2008.

Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrues interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs incurred in the normal course of business.

Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

In order to qualify for hedge accounting we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to document the relationship between the hedged item and the hedging instrument and demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed at each period end to ensure that the hedge remains highly effective.

In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), we recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the statement of operations to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Where a hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When a hedging instrument expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

Software Development Costs

We capitalize costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Income Taxes

We provide for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be recognized.

3.   Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We adopted FIN 48 effective January 1, 2007. We are continuing to evaluate the impact of adopting FIN 48, but do not anticipate any significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Recent Accounting Pronouncements (Continued)

expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC issued SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of a company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after December 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

4.   Discontinued Operations

On December 1, 2004, we reached an agreement to sell our Broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale completed on January 31, 2005. Accordingly, as of December 31, 2004, we accounted for the Broadcast operations as discontinued operations. The results of operations of the Broadcast operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Broadcast operations, reported in discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £21.4 million and £277.8 million, respectively. Broadcast’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £3.2 million and £11.2 million, respectively. Upon the sale, we recorded a gain on disposal of £513.6 million.

On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The results of operations and cash flows of the Ireland operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Ireland operations, reported in discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil, £25.6 million and £72.6 million, respectively. Ireland’s pre-tax income, reported within discontinued operations, for the years ended December 31, 2006, 2005 and 2004 was £nil million, £2.5 million and £14.0 million respectively. Upon the sale, we recorded a gain on disposal of £145.5 million.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions

Acquisition of Virgin Mobile

On July 4, 2006, Virgin Media and VMIH acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc (“Virgin Mobile”) through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the United Kingdom, with approximately 4.5 million customers.

The total purchase price of £952.2 million included cash of £418.2 million, common stock valued at £518.8 million and estimated direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) is based on an average of the closing prices of Virgin Media common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

Virgin Media financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under its senior credit facility and cash on hand.

The total purchase price of £952.2 million has been allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£14.1
Accounts receivable	45.4
Prepaid expenses and other current assets	5.3
Fixed assets	9.2
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Software and other intangible assets	9.3
Intangible assets with indefinite lives:
Goodwill	970.3
Other assets, net	1.4
Accounts payable	(47.2)
Long term debt, including current portion	(200.0)
Other current liabilities	(103.2)
Other long term liabilities	(47.5)
Total purchase price	£952.2

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary, pending finalization of valuations performed by third party experts, completion of analysis of deferred tax balances and completion of a review of certain other historical matters.

Amortizable intangible assets

Of the total purchase price, £295.3 million has been allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represent existing contracts that

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisitions (Continued)

relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over weighted average estimated useful lives of four years.

Contractual relationships represent the fair value of certain contracts with distributors of our products and services. The fair value of these contracts was determined utilizing the income approach. We expect to amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of three years.

Reverse Acquisition of Telewest

On March 3, 2006, Virgin Media Holdings merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc.) which we refer to as Virgin Media and the merger has been accounted for as a reverse acquisition of Telewest Global, Inc. or Telewest using the purchase method. This merger created the U.K.’s largest provider of residential broadband and the U.K.’s leading provider of “triple-play” services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media’s existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of APB 16 in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Fixed Assets

Fixed assets consist of (in millions):

	Estimated	December 31,
	Useful Life	2006	2005
Operating equipment
Cable distribution plant	8-30 years	£5,400.3	£3,038.7
Switches and headends	8-10 years	673.6	299.0
Customer premises equipment	5-10 years	1,319.7	862.6
Other operating equipment	8-20 years	62.1	62.1
Total operating equipment		7,455.7	4,262.4
Other equipment
Land	—	13.2	4.1
Buildings	30 years	114.1	60.3
Leasehold improvements	20 years or, if less, the lease term	64.7	61.5
Computer infrastructure	3-5 years	278.6	252.2
Other equipment	5-12 years	167.1	60.9
Total other equipment		637.7	439.0
		8,093.4	4,701.4
Accumulated depreciation		(2,373.3)	(1,683.4)
		5,720.1	3,018.0
Construction in progress		143.8	96.3
		£5,863.9	£3,114.3

7.   Leases

A summary of assets held under capital leases is as follows (in millions):

	December 31,
	2006	2005
Cable distribution plant	£30.1	£30.1
Switches and headends	41.5	2.5
Motor vehicles	13.4	—
Computer equipment	74.3	—
	159.3	32.6
Less: accumulated depreciation	(87.1)	(10.6)
	£72.2	£22.0

Depreciation of assets held under capital leases is included within depreciation expense.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Leases (Continued)

Future minimum annual payments at December 31, 2006 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ended December 31:
2007	£29.9	£53.1
2008	25.9	48.1
2009	12.0	38.2
2010	6.1	36.8
2011	23.2	32.8
Thereafter	91.6	185.8
Total minimum lease payments	188.7	£394.8
Less: amount representing interest	(84.3)
Present value of net minimum obligations	104.4
Less: current portion	(22.1)
	£82.3

Leases for buildings, offices space and equipment extend through 2034. Total rental expense for the years ended December 31, 2006, 2005, and 2004 under operating leases was £102.3 million, £56.4 million and £66.1 million, respectively.

8.   Goodwill and Intangible Assets

Goodwill and intangible assets consist of (in millions):

	Estimated	December 31,
	Useful Life	2006	2005
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,351.7	£—
Reorganization value in excess of amounts allocable to identifiable assets		153.2	197.9
Trade names		16.5	—
		2,521.4	197.9
Intangible assets subject to amortization:
Cost
Contractual relationships	2-3 years	£6.0	£2.8
Trade names and licenses	1-9 years	50.7	3.2
Customer lists	4-8 years	1,560.7	519.4
Software and other intangible assets	1-5 years	22.1	—
		1,639.5	525.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Goodwill and Intangible Assets (Continued)

	December 31,
	2006	2005
Accumulated amortization
Contractual relationships	1.1	2.8
Trade names and licenses	10.4	0.8
Customer lists	512.1	289.6
Software and other intangible assets	5.6	—
	529.2	293.2
	£1,110.3	£232.2

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2006 is as follows: £300.4 million in 2007, £222.7 million in 2008, £191.7 million in 2009, £148.7 million in 2010 and £80.4 million in 2011.

During the year, reorganization value in excess of amounts allocable to identifiable assets was reduced by £44.7 million due to the use of deferred tax assets that existed at January 10, 2003, that were previously offset by a valuation allowance.

9.   Investments

Virgin Media, through its wholly owned subsidiary Flextech Broadband Limited, owns a 50% equity investment in the UKTV joint venture companies. This investment is accounted for under the equity method at December 31, 2006. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we recognize 100% of losses for those companies which represent UKTV.

At December 31,
2006
Investments are comprised as follows (in millions):
Loans and redeemable preference shares	£159.3
Share of net assets	212.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Long term Debt

Long term debt consists of (in millions):

	December 31,
	2006	2005
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£217.0	£247.3
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	151.6	155.0
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	280.8	—
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	51.1	58.2
Senior credit facility	5,024.6	1,463.0
Other loan notes due to affiliates	277.6	293.0
Capital leases	104.4	38.2
Other	5.7	1.5
	6,487.8	2,631.2
Less: current portion	(141.9)	(0.8)
	£6,345.9	£2,630.4

The effective interest rate on the senior credit facility was 7.1% and 6.9% as at December 31, 2006 and 2005, respectively. The effective interest rate on the floating rate note was 10.4% and 8.3% as at December 31, 2006 and 2005, respectively.

The terms of the senior notes and senior credit facility as at December 31, 2006 are summarized below.

Senior Notes

Our parent, Virgin Media Finance PLC, issued senior notes due 2014 on April 13, 2004. On July 25, 2006, Virgin Media Finance PLC issued $550 million U.S. dollar denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK Limited. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee. The terms of our senior notes due to Virgin Media Finance PLC and our senior credit facility at December 31, 2006 are summarized below.

•       8.75% Senior Notes due April 15, 2014—The principal amount at maturity is $425 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       9.75% Senior Notes due April 15, 2014—The principal amount at maturity is £375 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       8.75% Senior Notes due April 15, 2014—The principal amount at maturity is €225 million. Interest is payable semi-annually on April 15 and October 15 commencing October 15, 2004.

•       9.125% Senior Notes due August 15, 2016—The principal amount at maturity is $550 million. Interest is payable semi-annually on February 15 and August 15 commencing February 15, 2007.

•       Floating Rate Loan Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate loan notes is the three-month LIBOR plus 5.0%. Interest is payable quarterly on January 15, April 15, July 15 and October 15 commencing July 15, 2004.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Long term Debt (Continued)

Senior Credit Facility

The principal amount outstanding under our senior credit facility at December 31, 2006 was £5,024.6 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in aggregate principal amounts of £4,359 million, $646 million and €498 million and a revolving facility of £100 million. At December 31, 2006, the sterling equivalent of £5,024.6 million of the term facility had been drawn and £12.3 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.75% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £3,412 million of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £3,412 million of the term loan facilities are due semi-annually beginning in September 2007 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal payments when available cash flows exceed certain thresholds.

The facility is secured through a guarantee from Virgin Media Finance PLC (formerly NTL Cable PLC). In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries  and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2006, we were in compliance with these covenants.

The agreements governing the senior notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to;

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

•       make investments;

•       sell assets, including the capital stock of subsidiaries;

•       enter into sale and leaseback transactions or certain vendor financing arrangements;

•       create liens;

•       enter into agreements that restrict the restricted subsidiaries’ ability to pay dividends, transfer assets or make intercompany loans;

•       merge or consolidate or transfer all or substantially all of our assets; and

•       enter into transactions with affiliates.

During 2006, 2005 and 2004, we recognized £nil, £nil, and £9.4 million, respectively, of original issue discount as interest expense.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Long term Debt (Continued)

Long term debt repayments, excluding capital leases and mortgages, as of December 31, 2006 are due as follows (in millions):

Year ended December 31:
2007	£127.3
2008	474.5
2009	740.4
2010	1,107.1
2011	967.1
Thereafter	2,965.7
Total debt payments	£6,382.1 5,029.0

On February 4, 2005 we voluntarily prepaid £500 million of principal outstanding under our prior senior credit facility using the proceeds from the sale of our Broadcast operations. On June 14, 2005 and July 14, 2005 we repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of our Irish operations. On February 13, 2006, we voluntarily prepaid £100 million of principal outstanding. The convertible unsecured loan notes due 2058 due to affiliates, of which £76.7 million were denominated in pounds sterling and $707.1 million were denominated in U.S. Dollars, were redeemed in February 2005.

On March 3, 2006, the full outstanding balance of £1,358.1 million was repaid in respect of our prior senior credit facility, £1,686.9 million was repaid in respect of Telewest’s then existing senior credit facilities and £102.0 million was repaid in respect of Virgin Media TV’s then existing senior credit facility. Our and Telewest’s then existing facilities were repaid in full utilizing borrowings under the new senior credit facility. The Virgin Media TV facility was repaid from cash on hand.

On September 27, 2006, we prepaid £120.0 million of our senior credit facility utilizing available cash.

11.   Derivative Financial Instruments and Hedging Activities

During the year we entered into a number of interest rate swaps to fix at least two thirds of the interest payments on our current financing arrangements. On October 2, 2005, we and Virgin Media entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest. As a result of this agreement, we have discontinued the hedge designation on October 2, 2005 for the interest rate swaps with notional amounts totalling £2,315 million, $545 million and €251 million related to the interest payments on the then outstanding senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, were reclassified to earnings and net unrealized gains of £6.7 million and £2.0 million have been taken directly to earnings in the final quarter of 2005 and year ended December 31, 2006, respectively. These instruments expire on dates between April 2007 and December 2013 and have not been re-designated as hedges for accounting purposes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities (Continued)

The fair values of our derivative instruments were as follows (in millions):

	December 31,
	2006	2005
Included within other long term assets:
Foreign currency forward rate contracts	16.4	—
Interest rate swaps	£15.6	£11.9
	32.0	11.9
Included within other current liabilities:
Foreign currency forward rate contracts	£0.1	£—
Interest rate swaps	0.4	—
	£0.5	£—
Included within deferred revenue and other long term liabilities
Foreign currency forward rate contracts	£62.0	£16.8
Interest rate swaps	75.1	15.1
	£137.1	£31.9

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

As of December 31, 2006, we have outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,200 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between 4.68% and 6.31%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during the year and mature in April 2009. The net settlement of £15.2 million under these interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133, because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. In the year ended December 31 2006, we recorded £11.7 million of unrealized gains in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these interest rate hedges.

Certain interest rate swaps originally entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations. A loss in relation to ineffectiveness of these swaps totaling £1.0 million is included within gains and losses on derivative instruments for the year ended December 31, 2006.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

As of December 31, 2006, we have outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the U.S.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities (Continued)

dollar denominated 9.125% senior notes due 2016, interest payments on our U.S. dollar denominated senior credit facility, interest payments on our euro denominated 8.75% senior notes due 2014 and interest payments on our euro denominated senior credit facility. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes and 9.125% for the 2016 senior notes and at a variable rate based on US LIBOR for the senior credit facility. We also receive euros at a fixed rate of 8.75% for the 2014 senior notes and at a variable rate based on EURIBOR for the senior credit facility. In exchange we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 8.54% for the U.S. dollar denominated senior notes due 2016, 10.26% for the euro denominated senior notes due 2014, and at a variable rate based on LIBOR based on the pound sterling equivalent of $650 million and €500 million. The net settlement of £5.0 million under these cross-currency interest rate swaps is included within interest expense for the year ended December 31, 2006.

We have designated principal amounts totaling $1,625 million and €725 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar denominated senior notes and U.S. dollar and euro denominated senior credit facility, that result from changes in the U.S. dollar, euro and pound sterling exchange rates.

In the year ended December 31, 2006, we recorded £7.4 million of unrealized losses in accumulated other comprehensive income (loss) as a result of the increase in fair market value of these hedges. Certain cross-currency interest rate swaps entered into under our previous financing arrangements are no longer designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations. A gain in relation to ineffectiveness of these swaps totaling £1.7 million is included within gain on derivative instruments for the year ended December 31, 2006.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes and Senior Credit Facility

As of December 31, 2006, we have outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the $550 million 9.125% senior notes due 2016, the €225 million senior notes due 2014 and the $646 million and €498 million principal obligations under the senior credit facility are hedged via the aforementioned cross-currency interest rate swaps, and not by separate forward rate contracts.

These foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FAS 52, “Foreign Currency Translation”. Changes in fair value of these contracts are reported within foreign exchange gains (losses).

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Derivative Financial Instruments and Hedging Activities  (Continued)

Foreign Currency Forward Rate Contracts—Forecasted Transactions

In December 2006, we also entered into a number of forward rate contracts to purchase U.S. dollars at various dates during 2007 in order to mitigate changes in the U.S. dollar to sterling exchange rate when purchasing goods and services from our suppliers. These forward rate contracts total $127 million.

Net changes in the fair value of the foreign currency forward rate contracts recognized in gain (loss) from continuing operations were as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Net (loss)/gain in fair value of foreign currency forward rate contracts	£(28.9)	£16.9	£(33.7)

12.   Fair Values of Financial Instruments

In estimating the fair value of our financial instruments, we used the following methods and assumptions:

Cash and cash equivalents, and restricted cash:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities:   The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long term debt:   The carrying amount of the senior credit facility approximates its fair value. The fair values of our other debt in the following table are based on the quoted market prices.

The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% U.S. Dollar loan notes due 2014 to Virgin Media Finance PLC	£217.0	£226.7	£247.3	£246.9
9.75% Sterling loan notes due 2014 to Virgin Media Finance PLC	375.0	398.6	375.0	386.3
8.75% Euro loan notes due 2014 to Virgin Media Finance PLC	151.6	173.2	155.0	179.9
9.125% U.S. Dollar senior notes due 2016 to Virgin Media Finance PLC	280.8	295.9	—	—
Floating rate loan notes due 2012 to Virgin Media Finance PLC	51.1	51.1	58.2	58.2
Other loan notes due to affiliates	277.6	270.5	293.0	293.0

13.   Employee Benefit Plans

Defined Benefit Plans

Certain of our subsidiaries operate defined benefit pension plans in the United Kingdom. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of an investment group. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans (Continued)

as prescribed by the laws and regulations in the United Kingdom. Our defined benefit pension plans use a measurement date of December 31.

We have adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS No. 158” ), as of December 31, 2006. In accordance with SFAS 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in our balance sheet at December 31, 2006 (in millions):

	Pre SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Deferred revenue and other long term liabilities	£32.3	£9.4	£41.7
Accumulated other comprehensive income	10.6	9.4	20.0

Obligations and Funded Status

The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2006	2005
Benefit obligation at beginning of year	£331.0	£280.3
Service cost	2.5	2.6
Interest cost	15.7	14.4
Members contributions	0.6	0.7
Actuarial (gains) losses	(5.4)	44.0
Benefits paid	(8.5)	(7.7)
Plan settlements	1.0	(3.3)
Benefit obligation at end of year	£336.9	£331.0

The change in plan assets was as follows (in millions):

	Year ended December 31,
	2006	2005
Fair value of plan assets at beginning of year	£284.5	£191.8
Actual return on plan assets	17.5	40.0
Employer contributions	1.9	59.7
Employee contributions	0.6	0.7
Benefits paid	(8.5)	(7.7)
Fair value of plan assets at end of year	£296.0	£284.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans (Continued)

The funded status as of December 31, 2006, was as follows (in millions):

Projected benefit obligation	£339.8
Plan assets	298.1
Funded status	(41.7)
Current liability	—
Non- current liability	£(41.7)

The accumulated benefit obligation for all defined benefit plans was £330.3 million and £324.7 million at December 31, 2006 and 2005, respectively.

Amount included in other comprehensive income:

The amount included in other comprehensive income for the year ended December 31, 2006 consists of (in millions):

Actuarial gain recognized in other comprehensive income	£(6.5)
Prior year service cost recognized in other comprehensive income	—
Less actuarial loss recognized	(1.1)
Less prior year service cost recognized	—
Less transitional obligation recognized	—
Amount included in other comprehensive income	£(7.6)

The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2006 that have not yet been recognized as components of net periodic benefit cost (in millions):

Net actuarial loss	£10.5
Net prior year service cost	0.1
Net transition obligation	—
Adjustment to initially adopt FASB Statement 158	9.4
Amount included in accumulated other comprehensive income	£20.0

None of these amounts are expected to be recognized in the net periodic benefit cost in 2007.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2006	2005
Accumulated benefit obligation	£330.3	£321.7
Fair value of plan assets	298.1	284.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans (Continued)

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2006	2005
Projected benefit obligation	£336.9	£331.0
Fair value of plan assets	296.0	284.5

The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Service cost	£2.5	£2.6	£6.1
Interest cost	15.7	14.4	13.7
Expected return on plan assets	(16.7)	(15.0)	(13.6)
Recognized actuarial loss	1.1	—	(0.1)
Plan settlements	1.0	0.6	1.3
Total net periodic benefit cost	£3.6	£2.6	£7.4

As a result of the sale of our Broadcast operations on December 1, 2004, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2006	2005
Discount rate	5.00%	4.75%
Rate of compensation increase	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2006	2005
Discount rate	4.75%	5.24%
Expected long term rate of return on plan assets	6.28%	7.08%
Rate of compensation increase	3.25%	3.03%

Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. The higher rate of return is expected on equity investments, which is based more on realistic future expectations than on the returns that have been available historically. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans (Continued)

Plan Assets

Our pension plan weighted-average assets allocations at December 31, 2006 and 2005, by asset category were as follows:

	December 31,
	2006	2005
Asset Category
Equity Securities	51.2%	48.5%
Debt Securities	43.5%	43.2%
Real Estate	2.3%	1.9%
Other	3.0%	6.4%
Total	100.0%	100.0%

The trustees of the main defined benefit pension plan, which makes up over 86% of the assets of our four defined benefit pension plans, have in place an agreement with the investment managers that targets an allocation of 50% equities and 50% bonds and cash at December 31, 2006. Deviations from these central targets are permitted from time to time. Because the main defined benefit pension plan is now closed to new entrants, the investment strategy is moving towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities.

There were no shares of Virgin Media’s common stock included in the Equity Securities at December 31, 2006 or 2005, respectively.

Cash flows

At December 31, 2006, our pension plans have projected benefit obligations exceeding plan assets totaling £41.7 million. We will need to fund these deficits in accordance with the laws and regulations of the United Kingdom. We contributed £1.8 million during 2006. We expect to contribute a total of £9.3 million during 2007.

Estimated Future Benefit Payments

The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2006 and include estimated future employee services (in millions):

Pension Benefits
2007	£9.3
2008	10.1
2009	10.8
2010	11.7
2011	12.5
Years 2012-2016	79.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans (Continued)

Defined Contribution Pension Plans

Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £12.4 million, £9.2 million and £9.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14.   Other Charges Including Restructuring Charges

Other charges in 2006 of £62.2 million relate mainly to employee termination and lease exit costs as a result of our acquisition-related restructuring programs. Other charges in 2005 of £23.7 million mainly related to changes in cash flow estimates with respect to lease exit costs in connection with properties that have been vacated. Other charges of £22.4 million in 2004 relate to our announcement to consolidate call centers and include £11.7 million for involuntary employee termination and related costs of £2.2 million for lease exit costs and £8.5 million for other costs including recruitment and training costs. On April 7, 2004, we announced the consolidation over 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

The following tables summarize our historical restructuring provisions incurred and utilized in 2004, 2005 and 2006, and the restructuring provisions resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2003	£—	£36.6	£0.2	£—	£36.8
Released	—	—	—	—	—
Charged to expense	11.7	2.2	—	8.5	22.4
Utilized	(10.1)	(12.0)	(0.1)	(8.5)	(30.7)
Balance, December 31, 2004	1.6	26.8	0.1	—	28.5
Released	—	—	(0.1)	(0.1)	(0.2)
Charged to expense	0.8	23.0	—	0.1	23.9
Utilized	(2.4)	(7.3)	—	—	(9.7)
Balance, December 31, 2005	—	42.5	—	—	42.5
Released	—		—	—
Charged to expense	—	3.7	—	—	3.7
Utilized	—	(5.5)	—	—	(5.5)
Balance, December 31, 2006	£—	£40.7	£—	£—	£40.7

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Other Charges Including Restructuring Charges (Continued)

Acquisition Restructuring Provisions	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2005	£—	£—	£—	£—	£—
Provisions resulting from business acquisition recognized under EITF 95-3	43.2	45.9	—	—	89.1
Charged to expense	37.4	21.2	—	—	58.6
Utilized	(60.2)	(3.7)	—	—	(63.9)
Balance, December 31, 2006	£20.4	£63.4	£—	£—	£83.8

15.   Income Taxes

The benefit for income taxes consists of the following (in millions):

	Year ended December 31,
	2006	2005	2004
Current:
U.K. taxes	£1.8	£—	£—
Total	£1.8	£—	£—

The tax benefit related to amounts receivable in respect of the surrender to equity investments of U.K. tax losses arising in the current period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2006	2005
Deferred tax liabilities:
Intangibles	£259.1	£64.7
Equity investments	77.0	—
Total deferred tax liabilities	336.1	64.7
Deferred tax assets:
Net operating losses	1,044.9	822.7
Capital losses	3,654.0	3,654.9
Depreciation and amortization	1,967.7	1,253.9
Accrued expenses	16.3	5.9
Other	119.9	44.9
Total deferred tax assets	6,802.8	5,782.3
Valuation allowance for deferred tax assets	(6,543.7)	(5,717.6)
Net deferred tax assets	259.1	64.7
Net deferred tax liabilities	£77.0	£—

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Income Taxes (Continued)

A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance relates to tax attributes that existed at January 10, 2003.

At December 31, 2006 we have U.K. net operating loss carryforwards of £3.5 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.1 billion. U.S. tax rules will limit our ability to utilize the U.S. losses. We also have U.K. capital loss carryforwards of £12.2 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future.

At December 31, 2006, we had fixed assets on which future U.K. tax deductions can be claimed of approximately £11.8 billion. The maximum amount that can be claimed in any one year is 25% of the remaining balance, after additions, disposals and prior claims.

The reconciliation of income taxes computed at U.K. statutory rates to income tax benefit is as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Benefit at U.K. statutory rate (30%)	£103.0	£69.6	£174.3
Add:
Non-deductible expenses	(6.4)	(7.6)	(57.5)
Foreign losses with no benefit	(94.8)	(62.0)	(116.8)
	£1.8	£—	£—

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Related Party Transactions

We are a wholly-owned subsidiary of Virgin Media. We charge Virgin Media and our other affiliates for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its affiliates (in millions):

	Year ended December 31,
	2006	2005	2004
Operating costs	£47.7	£47.3	£38.4
Selling, general and administrative expenses	41.9	35.4	29.8
	£89.6	£82.7	£68.2

The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Intercompany interest is charged from/to us by Virgin Media and its affiliates based on intercompany debt balances. Intercompany interest income and expense is calculated using a weighted average interest rate of external borrowings by Virgin Media and its affiliates. The following information summarizes the amounts of intercompany interest charged from and to us by Virgin Media and its affiliates, which is included within interest income and expense in our statements of operations (in millions):

	Year ended December 31,
	2006	2005	2004
Interest income	£7.4	£2.1	£—
Interest expense	106.8	94.1	132.0

The amounts due to Virgin Media and its affiliates included in our consolidated balance sheets as of December 31, 2006 and 2005 were as follows (in millions):

	December 31,
	2006	2005
Due from affiliates	£650.3	£61.0
Interest payable	63.9	42.6
Amounts due to affiliates	—	111.8
Long term debt	1,353.1	1,128.5

Virgin Enterprises Limited

On April 3, 2006, we entered into a trademark license agreement with Virgin Enterprises Limited under which we are entitled to use certain Virgin trademarks within the United Kingdom and Ireland. The agreement is an exclusive license covering a number of aspects of our consumer and a large part of our content businesses, including the provision of communications services (such as internet, television, fixed line telephony, and upon the acquisition of Virgin Mobile, mobile telephony), the acquisition and branding of sports, movie and other premium television content, and the branding and sale of certain communications equipment related to our consumer businesses, such as set top boxes and cable modems. The agreement provides for a royalty of 0.25% per annum of our revenue from the relevant businesses, subject to a minimum annual royalty of £8.5 million (the royalty would have been £9 million based on our

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Related Party Transactions (Continued)

combined historical NTL and Telewest 2005 revenues including revenue from Virgin Mobile and our subsidiary Virgin.net). The agreement replaces the existing license agreement under which our subsidiary Virgin.net was entitled to use the Virgin brand in relation to its internet business. The agreement has a term of 30 years. It can be terminated after 10 years on one year’s notice, and it is subject to earlier termination by us in certain other circumstances, including (subject to specified payments) upon a change of control. The agreement also entitled Virgin Media and its subsidiaries to use a corporate name that includes the Virgin name. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our board. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media’s board. During the year ended December 31, 2006, we incurred expenses of £5.8 million for charges in respect of brand licensing and promotion of which £2.5 million was payable at the year end.

With effect from February 8, 2007 we agreed in principle with Virgin Enterprises Limited to extend the trademark license agreement to enable a portion of our content business, formerly known as Flextech Television Limited, to use the name Virgin Media Television to create, manage and distribute our wholly-owned television program services, such as Living and Bravo. The proposed agreement provides for a royalty of 0.25% per annum of our content revenue, subject to a minimum annual royalty of £200,000.

We also have agreements with Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets.  We incurred expenses of £1.8 million for charges in respect to these stores of which £1.2 million was payable at the year end. As part of the agreement, Virgin Retail Limited pass through proceeds on sales of handsets, vouchers and other stock items to us. We recognized revenues totaling £5.7 million during the year of which £2.2 million was receivable at the end of the year.

As a licensee of the “Virgin’’ brand name, we participate in mutually beneficial activities with other “Virgin’’ branded companies. These arrangements are in the ordinary course of business and on arm's length terms.

17.   Commitments and Contingent Liabilities

At December 31, 2006, we were committed to pay £605.1 million for equipment and services. This amount includes £320.2 million for operations and maintenance contracts and other commitments from January 1, 2008 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ended December 31:
2007	£284.9
2008	72.2
2009	97.0
2010	64.5
2011	37.2
Thereafter	49.3
£605.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Commitments and Contingent Liabilities (Continued)

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ended December 31:
2007	£4.9
2008	2.2
2009	9.8
2010	—
2011	—
Thereafter	8.6
£25.5

18.   Industry Segments

Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary business segment is our Cable segment, which consists of our television, broadband and fixed line telephone business. We operate a Content segment through our wholly-owned subsidiaries Virgin Media Television Limited (“Virgin Media TV’’) and sit-up Limited (“sit-up”), which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate a Mobile segment through our wholly-owned subsidiary Virgin Mobile Limited, which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management’s measure of segment profit as permitted under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Industry Segments (Continued)

Segment information for the year ended December 31, 2006 is as follows (in millions):

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,492.6	£212.4	£292.1	£—	£2,997.1
Inter segment revenue	2.1	11.7	(0.3)	(13.5)	—
Operating costs	(983.0)	(168.3)	(196.6)	19.0	(1,328.9)
Selling, general and administrative expenses	(611.1)	(48.1)	(65.0)	2.7	(721.5)
Segment OCF	900.6	7.7	30.2	8.2	946.7
Depreciation, amortization and other charges	(883.9)	(5.9)	(41.7)	—	(931.5)
Operating income (loss)	£16.7	1.8	£(11.5)	£8.2	£15.2
Identifiable assets	£9,712.7	£634.3	£1,339.3	£—	£11,686.3

In 2005, we did not have any operations in the Content or Mobile segments and all of our operations related to the Cable segment. Included in identifiable assets at December 31, 2006, is £1,295.9 million, £85.6 million and £970.2 million of goodwill from the acquisitions of Telewest and Virgin Mobile that has been allocated to the Cable, Content and Mobile segments, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	(Deductions)/ Additions		Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	£39.8	£47.0	£—	£15.5	£(52.9	)(a)	£49.4
Year ended December 31, 2005
Allowance for doubtful accounts	£39.0	£36.1	£—	£—	£(35.3	)(b)	£39.8
Year ended December 31, 2004
Allowance for doubtful accounts	£11.5	£26.2	£—	£—	£1.3	(c)	£39.0

(a)           Uncollectible accounts written-off, net of recoveries, of £52.9 million

(b)          Uncollectible accounts written-off, net of recoveries, of £35.3 million.

(c)           Uncollectible accounts written-off, net of recoveries, of £(1.3) million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC.
Date: March 1, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: March 1, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: March 1, 2007	By:	/s/ STEPHEN A. BURCH
Stephen A. Burch
Chief Executive Officer
Date: March 1, 2007	By:	/s/ JACQUES KERREST
Jacques Kerrest
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

VIRGIN MEDIA INC.

Name	Title	Date
By: /s/ STEPHEN A. BURCH	Chief Executive Officer
Stephen A. Burch	(principal executive officer)	March 1, 2007
By: /s/ JACQUES KERREST	Chief Financial Officer
Jacques Kerrest	(principal financial officer)	March 1, 2007
By: /s/ ROBERT C. GALE	Vice President—Controller
Robert C. Gale	(principal accounting officer)	March 1, 2007

By: /s/ EDWIN M. BANKS	Director	March 1, 2007
Edwin M. Banks
By: /s/ JEFFREY D. BENJAMIN	Director	March 1, 2007
Jeffrey D. Benjamin
By: /s/ WILLIAM J. CONNORS	Director	March 1, 2007
William J. Connors
By: /s/ DAVID ELSTEIN	Director	March 1, 2007
David Elstein
By: /s/ CHARLES GALLAGHER	Director	March 1, 2007
Charles Gallagher
By: /s/ WILLIAM R. HUFF	Director	March 1, 2007
William R. Huff
By: /s/ GORDON D. MCCALLUM	Director	March 1, 2007
Gordon D. McCallum
By: /s/ JAMES F. MOONEY	Director	March 1, 2007
James F. Mooney
By: /s/ GEORGE R. ZOFFINGER	Director	March 1, 2007
George R. Zoffinger

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

By:/s/ STEPHEN A. BURCH	Chief Executive Officer	March 1, 2007
Stephen A. Burch	(principal executive officer)
By: /s/ JACQUES KERREST	Chief Financial Officer	March 1, 2007
Jacques Kerrest	(principal accounting and financial officer)
By: /s/ ROBERT C. GALE	Director	March 1, 2007
Robert C. Gale
By: /s/ ROBERT M. MACKENZIE	Director	March 1, 2007
Robert M. Mackenzie

EXHIBIT INDEX

Exhibit No.
2.1

Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on December 20, 2005).

2.2

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on January 30, 2006).

2.3

Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of the Registration Statement on Form S-1 of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 12, 2003, as amended on June 28, 2003).

2.4

Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 3, 2005).

2.5

Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 3, 2005).

2.6

Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 3, 2005).

2.7

Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 3, 2005).

2.8

Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on February 3, 2005).

2.9

Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 10, 2005).

2.10

Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 10, 2005).

2.11

Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 10, 2005).

3.1*	Second Restated Articles of Incorporation of Virgin Media Inc., as amended on February 6, 2007.
3.2*	Restated by-laws of Virgin Media Inc., as amended on February 6, 2007.
4.1

High Yield Intercreditor Deed among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on April 20, 2004).

4.2

Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 13, 2006).

4.3 *

Barclays Intercreditor Agreement dated 3 March 2006 between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee.

4.4

Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on September 26, 2003).

4.5

Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-A/A of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on March 6, 2006).

4.6

First Supplemental Warrant Agreement, dated as of March 3, 2006, among NTL Incorporated, NTL Holdings Inc., Bank of New York, as successor Warrant Agent, and Continental Stock and Trust Company, amending the Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on March 6, 2006).

4.7

Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on April 20, 2004).

4.8

Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 26, 2006).

4.9

First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on November 9, 2006).

4.10

Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.3 the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on November 9, 2006).

4.11

Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated, NTL, Telewest LLC and The Bank of New York as trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on October 30, 2006).

10.1

Amended and Restated NTL 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on April 8, 2004).

10.2

NTL Incorporated 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 9, 2004).

10.3

Form of Telewest Global, Inc.’s Non qualified Stock Option Agreement. (Incorporated by reference to the Annual Report on Form 10-K of Telewest Global, Inc. (now known as Virgin Media Inc.) for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).

10.4

General Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to the Current Report on Form 8-K of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on October 6, 2005).

10.5

Form of Telewest Global, Inc.’s Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to the Current Report on Form 8-K of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission December 21, 2005).

10.6

Form of Restricted Stock Agreement under the Telewest Global, Inc. 2004 Stock Incentive Plan used with respect to grants made on July 19, 2004 (Incorporated by reference to the Quarterly Report on Form 10-Q of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on November 12, 2004).

10.7

Form of Restricted Stock Agreement under the Telewest Global, Inc. 2004 Stock Incentive Plan used with respect to payment of bonuses for the year ended December 31, 2004 (Incorporated by reference to the Current Report on Form 8-K of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on January 26, 2005).

10.8

General Form of Amendment to Restricted Stock Agreement (Incorporated by reference to the Current Report on Form 8-K of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on October 6, 2005).

10.9

NTL Incorporated 2006 Stock Incentive Plan as amended and restated as of June 15, 2006 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.10

Form of Incentive Stock Option Notice for United States employees (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.11

Form of Non-Qualified Stock Option Notice for United Kingdom employees (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.12

Form of Non-Qualified Stock Option Notice for directors (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.13

Forms of Incentive Stock Option Notice (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 12, 2006.

10.14

Forms of Non-qualified Stock Option Notice (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 12, 2006).

10.15

Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 12, 2006).

10.16

NTL Incorporated 2006 Bonus Scheme (Incorporated by reference to Appendix D to the Proxy Statement of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on April 18, 2006).

10.17

Form of Non-Qualified Stock Option Notice (to be used for Mr. Robert Gale) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 4, 2005.

10.18

Form of Incentive Stock Option Notice (to be used for Mr. Bryan Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 4, 2005).

10.19

Form of Restricted Stock Unit Agreement (to be used for Mr. Gale and Mr. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 4, 2005).

10.20

Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on May 7, 2004).

10.21

Letter Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on December 21, 2005).

10.22

Amendment to Nonqualified Stock Option Agreement, dated as of December 17, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on December 21, 2005).

10.23

Service Agreement between ntl Group Limited and Neil Berkett, dated as of August 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on August 17, 2005).

10.24

Restricted Stock Agreement dated as of March 16, 2006 between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.25

Restricted Stock Agreement dated as of May 26, 2006 between NTL Incorporated and Neil R. Smith (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.26

Employment Agreement, dated March 6, 2000, between Neil Smith and Telewest Communications Group Limited, as amended by letter agreement dated September 24, 2002 and letter agreement dated August 25, 2003 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on March 22, 2005).

10.27

Amendments to Employment Agreement, dated October 18, 2004, between Neil Smith and Telewest Communications Group Limited (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on March 22, 2005).

10.28

Employment Agreement, dated January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited (Incorporated by reference to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on February 7, 2006).

10.29

Restricted Stock Agreement dated as of May 26, 2006 between NTL Incorporated and Malcolm Wall (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.30

Amended and Restated Employment Agreement entered into by and between NTL Incorporated and Bryan H. Hall, dated as of December 8, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on December 14, 2006).

10.31

Incentive Stock Option Notice from NTL Incorporated to Bryan H. Hall, dated as of December 8, 2006 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on December 14, 2006).

10.32

Restricted Stock Agreement between NTL Incorporated and Bryan H. Hall, dated as of December 8, 2006 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on December 14, 2006).

10.33

Terms and Conditions of Employment of Robert Gale effective January 1, 2002, as amended on October 21, 2005 (Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.34

Amended and Restated Employment Agreement, and Restricted Stock Agreement, entered into by and between NTL Incorporated and James Mooney, dated as of July 5, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 7, 2006).

10.35

Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on March 16, 2005).

10.36

Employment Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Stephen A. Burch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on December 21, 2005).

10.37

Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on November 9, 2004).

10.38*	Incentive Stock Option Notice from NTL Holdings Inc. to Jacques Kerrest, dated as of September 20, 2004.
10.39

Agreement and related equity agreements, dated as of July 19, 2004, between Anthony W.P. (Cob) Stenham and Telewest Global, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q of Telewest Global, Inc. (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on November 12, 2004).

10.40*	Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B.
10.41

Investment Agreement dated as of April 13, 2006 between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.42

Trade Mark Licence dated April 3, 2006 between Virgin Enterprises Limited (“VEL”) and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.43

Letter Agreement dated April 3, 2006 between NTL Incorporated and VEL relating to VEL’s right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on August 9, 2006).

10.44

Senior Facilities Agreement dated 3 March 2006 as amended and restated on 22 May 2006 and 10 July 2006 between, among others, the Company, certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (excluding schedules) (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 13, 2006).

10.45

Form of Senior Facilities Amendment Letter (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on May 23, 2006).

10.46

Form of Bridge Facilities Amendment Letter (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on May 23, 2006).

10.47

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited and Deutsche Bank AG, London Branch as C Facility Lender and as Facility Agent (Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 21, 2006).

10.48

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited and JPMorgan Chase Bank as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 21, 2006).

10.49

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited, Goldman Sachs Credit Partners, L.P. as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 21, 2006).

10.50

Deed of Accession dated July 18, 2006 between NTL Investment Holdings Limited and The Royal Bank of Scotland plc as C Facility Lender and Deutsche Bank AG, London Branch as Facility Agent (Incorporated by reference to Exhibit 1.5 to the Current Report on Form 8-K of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on July 21, 2006).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1

Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 of NTL Incorporated (now known as Virgin Media Holdings Inc.) as filed with the Securities and Exchange Commission on March 11, 2004).

16.1

Letter from KPMG Audit Plc dated March 7, 2006 (Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A of NTL Incorporated (now known as Virgin Media Inc.) as filed with the Securities and Exchange Commission on March 7, 2006).

21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP for the registrant.
23.2*	Consent of Ernst & Young LLP for the additional registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.