Form 10-K
period 2007-12-31
VIRGIN MEDIA INVESTMENT HOLDINGS LTD; VIRGIN MEDIA INC.
filed 2008-02-29
CIK 1322791, 1270400

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of principal executive office)	10022 (Zip Code)
(212) 906-8440 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	NASDAQ National Market
Series A Warrants to purchase shares of Common Stock	NASDAQ National Market

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the registrant's voting stock held by non-affiliates as of June 29, 2007 based on the closing price for the registrant's common stock on the NASDAQ National Market on such date, was $7,937,008,713.

           As of February 26, 2008, there were 327,791,514 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 25,769,060 shares of the registrant's common stock issuable upon the exercise of Series A Warrants and 1,240,409 unvested shares of restricted stock held in escrow.

           The Additional Registrant meets the conditions set forth in the General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. See "Note Concerning VMIH" on page 3 in this Form 10-K.

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

           Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

VIRGIN MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

  •
  the ability to compete with a range of other communications and content providers;

  •
  the ability to manage customer churn;

  •
  the continued right to use the Virgin name and logo;

  •
  the ability to maintain and upgrade our networks in a cost-effective and timely manner;

  •
  possible losses in revenues due to systems failures;

  •
  the ability to provide attractive programming at a reasonable cost;

  •
  the ability to control unauthorized access to our network;

  •
  the effect of technological changes on our businesses;

  •
  the reliance on single-source suppliers for some equipment, software and services and third party distributors of our mobile services;

  •
  the ability to achieve our business plans;

  •
  the ability to fund debt service obligations through operating cash flow;

  •
  the ability to obtain additional financing in the future and react to competitive and technological changes;

  •
  the ability to comply with restrictive covenants in our indebtedness agreements; and

  •
  the extent to which our future cash flow will be sufficient to cover our fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning VMIH

        This annual report on Form 10-K (excepting financial statements responsive to Part IV, Item 15) covers both Virgin Media Inc., or Virgin Media, and Virgin Media Investment Holdings Limited, or VMIH, an English company with an address at 160 Great Portland Street, London W1W 5QA, United Kingdom, that is a wholly-owned subsidiary of Virgin Media Finance PLC and a wholly-owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility. In this annual report, unless the context otherwise requires, the terms "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc., including VMIH and its subsidiaries. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media Inc.

Note Concerning Financial Information and Currency of Financial Statements

        All of the financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

Note Concerning Historical Structure of the Company

        Virgin Media Inc. is a Delaware corporation and is publicly traded on the NASDAQ National Market in the United States.

        Our historical structure is as follows:

        NTL Incorporated was incorporated in 1993 as a Delaware corporation and continued as a publicly traded holding company until February 1999. From February 1999 until January 10, 2003, NTL Incorporated was a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation, referred to in this annual report as NTL Delaware, which was incorporated in February 1999 in order to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the United Kingdom, or the U.K., and Ireland, and was accomplished through a merger. NTL Incorporated's stockholders at the time became stockholders of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when its name was changed back to NTL (Delaware), Inc.

        In May 2000, another new holding company structure was implemented in connection with the acquisition of the cable assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, NTL Delaware became a subsidiary of the new holding company, and NTL remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to NTL.

        On January 10, 2003, NTL emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which we refer to as the Plan, NTL's former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with NTL and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group's principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL's former parent and some of its subsidiaries, including NTL, were cancelled. NTL issued shares of its common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock, to various former creditors and stockholders. As a result, NTL is no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV Inc., or PTV.

        On March 3, 2006, NTL merged into a subsidiary of Telewest Global, Inc., or Telewest, which changed its name to NTL Incorporated. Because this transaction is accounted for as a reverse acquisition, the financial statements included in this Form 10-K for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 our financial statements reflect the reverse acquisition of Telewest. See note 1 to the consolidated financial statements of Virgin Media Inc. The merger combined the two largest U.K. cable operators, with the resulting company becoming the U.K.'s largest provider of residential broadband and triple-play services of television, broadband and fixed line telephone. The total acquisition price was £3.5 billion, including £2.3 billion in cash, common stock valued at £1.1 billion and stock options and transaction costs.

        On July 4, 2006, we added a mobile phone offering by acquiring 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. Scheme of Arrangement. The total purchase price was £953.2 million, including common stock valued at £518.8 million, cash of £419.2 million and transaction costs. We also entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the United Kingdom and the Republic of Ireland.

        In February 2007, we rebranded our consumer and a large part of our content businesses to "Virgin Media". We also changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the corporate names of certain of our subsidiaries, including:

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
  NTL Communications Limited to Virgin Media Communications Limited; and

  •
  NTL Holdings Inc. to Virgin Media Holdings Inc.

        For the purposes of this annual report, the new names will be used where applicable. In this annual report, unless we have indicated otherwise, or the context otherwise requires, references to:

  •
  "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to Virgin Media Inc. and its subsidiaries (which include Telewest and its subsidiaries and Virgin Mobile and its subsidiaries);

  •
  "NTL" refers to NTL Incorporated and its subsidiaries as they existed prior to the name change to Virgin Media Inc. and prior to the merger with Telewest refers to Virgin Media Holdings Inc. (which was formerly known as NTL Incorporated before the merger); and

  •
  "Telewest" refers to Telewest Global, Inc. and its subsidiaries as they existed prior to the merger with NTL in March 2006.

Summary Corporate Structure

        The following chart shows the corporate structure of Virgin Media through which our primary operations are conducted. This is a condensed chart and it does not show all of our operating and other intermediate companies.

Virgin Media Inc.(1)
Intermediate Holding Companies, including Virgin Media Holdings Inc.
Virgin Media Finance PLC(2)
Virgin Media Investment Holdings Limited(3)
Virgin Media Limited(4)
Virgin Mobile Holdings (UK) Limited(5)
Telewest UK Limited
Subsidiaries
Subsidiaries
Subsidiaries

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

(5)
Virgin Mobile Holdings (UK) Limited was acquired by us pursuant to a U.K. Scheme of Arrangement on July 4, 2006.

PART I

Item 1.    Business

Overview

        Virgin Media is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By customer numbers, we are the U.K.'s largest residential broadband and mobile virtual network operator and the second largest provider in the U.K. of pay television and fixed line telephone services. We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly-owned channels, such as Virgin 1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable (76.8% of our 2007 revenue):  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile (14.7% of our 2007 revenue):  our mobile segment includes the provision of mobile telephone services under the name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content (8.5% of our 2007 revenue):  our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content segment management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        For financial and other information on our segments, refer to note 19 to Virgin Media's consolidated financial statements included elsewhere in this annual report.

        On February 6, 2007, we changed our name from NTL Incorporated to Virgin Media Inc. as part of our rebrand to Virgin Media. Virgin is one of the most recognized consumer brands in the world and gives us a prominent profile in a crowded communications marketplace. We believe the strong heritage and reputation of the Virgin brand is a powerful competitive advantage and our distinctive approach to advertising, packaging and marketing differentiates us from our competitors.

        We are incorporated in the State of Delaware, United States. Our principal executive offices are located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire, United Kingdom. Our website is www.virginmedia.com and the investor relations section of our website can be accessed under the heading "About Virgin Media—Investors Information" or at www.virginmedia.com/investors, where we make available free of charge annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this annual report.

Our Business

Cable Segment

        In our Cable segment, we provide our services to residential consumers and business customers.

Consumer

        We provide television, internet (broadband and dial-up) and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our services are distributed principally via our wholly-owned, cabled, local access communications network and are available to an addressable market of approximately 12.6 million homes. The network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. In addition, we provide broadband and telephone services to residential customers outside of our network via access to other telecommunications networks, which we refer to in this annual report as "off-net". We also provide Virgin Mobile services both on a pre-paid pay-as-you-go basis or on a contractual basis. Increasingly, we seek to grow our mobile customer base by selling to our existing Virgin Media customer base. See "Mobile Segment" below.

  Our Network Advantage

        We believe that our deep fiber local access communications network provides us with several competitive advantages in our addressable markets:

  •
  Virgin Media, uniquely, has fiber already deployed to street cabinets. From there, our twin cable, consisting of both high capacity coaxial cable and twisted copper-pair elements, provides us with the flexibility to deliver broadband services over either or both coaxial or copper cables. Currently, we provide our broadband internet services over coaxial cable, which we believe allows us to provide a superior broadband experience to our customers as our network has fiber generally closer to a customer's home than BT or our other competitors who use BT's access network. BT's access infrastructure is copper pair technology over which broadband speeds can significantly diminish with distance from the local exchange. In 2008, we plan to use our advantage to offer increasingly faster broadband services.

  •
  It provides real two-way interactivity with residential customers who are connected to the network, which enables us to offer video on demand services through the set-top box.

  •
  It enables us to provide true "triple-play" bundled services of television, broadband, and fixed line telephone services to residential customers in our franchise areas without relying on another service provider or network.

        In contrast:

  •
  Direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line from another service provider or other cable facility.

  •
  Communication service providers today have only a limited capacity to provide video over existing DSL technology, using BT's access network, without significant capital investment in their network.

  Multi-Service Bundles

        Virgin Media was the first U.K. provider of a residential "triple-play" offering of television, broadband and fixed line telephone services. Our packaging and pricing are designed to encourage residential customers to purchase multiple services from us and we frequently offer discounts to customers taking two or more products from our portfolio. As of December 31, 2007, more than 79%

of our residential customers on our network, which we refer to as "on-net", received multiple services from us and approximately 49.5% of our on-net customers were "triple-play".

        With our acquisition of Virgin Mobile in July 2006, Virgin Media began offering the U.K.'s first "quad-play" of television, broadband, fixed line telephone and mobile telephone services to residential customers. We expect to drive both mobile and cable penetration through the two customer bases by applying our past experience of cross selling products. See "Mobile Segment" below.

        As part of our rebrand in 2007, we renamed our product offerings and bundles so they are easy to understand. For each of our products, we have a range of packages and tariffs for customers to choose from and have labeled them as Medium (M), Large (L) and Extra Large (XL). For example, we currently offer a 2Mb broadband service as Medium, a 4Mb service as Large and a 20Mb service as Extra Large. In 2008, we plan to increase the speed of our 4Mb service to 10Mb, strengthen the capacity of our 20Mb service and launch a 50Mb service, resulting in four tiers of broadband service at 2Mb, 10Mb, 20Mb and 50Mb. From time to time, we may enhance the value of our M, L or XL bundles as we did in 2007 by increasing the speed of our 10Mb broadband service to 20Mb, and by offering the Setanta Sports channels to our XL customers at no additional cost.

  Cable Television

        We offer a wide range of digital, or DTV, and analog, or ATV, television services. As of December 31, 2007, we provided cable television services to approximately 3.5 million residential customers, of which approximately 3.3 million received our DTV service and approximately 0.2 million received our ATV service.

        Our DTV service includes access to over 130 television channels, advanced interactive features, and a range of premium and pay-per-view services. Our ATV service packages offer up to 60 television channels, including premium services. In addition to offering the basic and premium pay TV channels, we also offer our DTV customers one of the most comprehensive Video on Demand, or VOD, services in the U.K. called "Virgin TV On Demand". See "Virgin TV On Demand" below.

        Our network technology enables us to deliver a significant range of digital interactive services over an 'always on' broadband connection from the network to a customer's home. Examples of interactive services provided include games, television email and access to news, entertainment and information services from an on-screen menu. Interactive services also include enhanced television functionality utilizing the "red button" applications from the BBC and other commercial broadcasters. "Red button" functionality in the U.K. permits television viewers to press a red button on their remote control handset to receive additional interactive services including multiple broadcasts. For example, in a Wimbledon tennis broadcast, a customer can press the red button and choose which match to watch.

        In 2007, we introduced "Free TV" for customers who purchase a Size M fixed line telephone service from us where, similar to Freeview, customers can access over 40 linear channels and radio services such as Virgin 1, Five US, Five, E4 and UKTV History as well as Setanta Sports News. In addition, customers also have access to red button functionality and Virgin TV On Demand.

  Virgin TV On Demand

        Virgin TV On Demand is a significant enhancement to the existing DTV service, offering viewers choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription. The VOD service provides access to thousands of hours of premium movies, music videos, and TV programs and series on demand. It appears within the existing electronic programming guide, and can be accessed and viewed at any time via the remote control. The service offers DVD-style features including freeze frame, fast-forward and rewind. These features provide a customer with control over the content and timing of their television viewing. This service is available to almost all of our digital customers. In 2007, VOD usage increased to 33 million average monthly views in the fourth quarter from 14 million average monthly views in the first quarter. We believe customers who use VOD are less likely to churn.

        There are three primary types of content available within Virgin TV On Demand, a portion of which is refreshed on a daily basis. A selection of content is available to watch for free to all DTV customers irrespective of package size. This is primarily focused within our 'catch-up' TV service which offers a selection of more than 150 hours of top broadcast TV shows from the previous seven days for no additional charge. Additionally, all DTV customers have access to pay-per-transaction content including over 1,300 pay-per-track music videos and 500 current and library movies provided by 'FilmFlex'. In total, we have over 4,000 hours of on-demand content. New movies within this library are available on VOD up to nine months before they appear on scheduled TV movie channels. Pay-per-transaction programs are available for 24 hours after purchase and can be watched as many times as a customer wishes during that period for only one single charge. Finally, DTV customers that subscribe to our Size XL Virgin TV package have additional access to a subscription VOD, or SVOD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription. Customers on our other TV packages can also receive the SVOD package on payment of a monthly subscription charge.

        In 2007, we launched an innovative new kind of television channel called "Virgin Central", which combines the simplicity of a traditional channel with the choice and control of next generation TV-on-demand technology. The channel hosts a continuously refreshing showcase of entertainment around the clock. As with our other VOD offerings, by pressing one button and using a simple on-screen guide, viewers have instant access to different episodes of the show they select. They can then stop, rewind and pause—just like using a DVD player. Virgin Central includes free access to hit shows like Sopranos, The OC, Nip/Tuck, Grey's Anatomy, Spooks, Cold Case and Lost. The content is updated regularly and, unlike a traditional TV channel, subscribers do not need to wait for scheduled start times.

  Digital Video Recorders and High Definition Television

        We also offer one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option or an up-front payment as part of our top bundle. The Virgin Media DVR box, which is called the "V+ Box", is available to our entire DTV customer base. The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast television), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third. V+ Box customers that also have an HD compatible television can access our HD on demand content. Digital video recorders are also known as personal video recorders, or PVRs, in the United Kingdom. In 2008, we plan to further enhance the functionality of our V+ Box.

  Broadband Internet

        We deliver high-speed broadband and dial-up internet access to customers within reach of our access network by direct connection to our network. We offer broadband services at a selection of download speeds: 2Mb for Size M customers, 4Mb for Size L customers and 20Mb for Size XL customers. During 2008, we plan to increase the speed of the 4Mb service to 10Mb and launch a 50Mb service. All of our broadband services offer unlimited usage (subject to our fair usage policy) and PC security software. Premium broadband services (which are free for Size L and XL customers) include advanced security features such as anti-spyware and premium broadband content. We plan to focus our efforts on increasing our market share in the U.K. by marketing the benefits of our high-speed broadband service to both existing and potential customers. As of December 31, 2007, we provided on-net broadband services to approximately 3.4 million customers.

        Virgin Media operates a content destination site, virginmedia.com, which is regularly in the top ten of most visited sites in the U.K. and in the top 15 by page ranking. There is a broad base of content available on our website, with a particular strength in sports content. For example, exclusive near-live clips of English football programming over the internet are available on this website. We also use the website to cross-promote our entire product range and to generate advertising revenues. Our customers can access their broadband email services as well as customer care information through the website.

        We also provide broadband and dial-up internet services to residential customers who do not purchase our cable broadband service via BT's local access network. Various price and feature packages are available including broadband ranging from 512Kb to 8Mb, and metered and unmetered dial-up. As of December 31, 2007, we had approximately 287,300 broadband customers using this service.

  Fixed Line Telephone

        We provide local, national and international telephone services to our residential customers who are within reach of our access network by direct connection to our network. We enhance our basic telephone service by offering additional services, such as call waiting, call barring (which prevents unauthorized outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. We also provide national and international directory enquiry services.

        In addition to a core line rental fee, we offer Size M, L and XL variants of our fixed line telephone service as alternatives to straight usage-based billing. These packages include "Talk Plans" that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. As of December 31, 2007, we provided on-net telephone services to approximately 4.0 million residential customers.

        We also provide phone service via BT's local access network to customers not connected to our network. As of December 31, 2007, we provided this type of telephone service to approximately 103,900 customers.

  Sales and Marketing

        We use a variety of sales channels to sell our services to residential customers, including telesales, online and retail channels. Historically, telesales has been the single largest channel for consumer product sales. We expect, however, growth in the proportion of sales coming from online and retail channels. Retail channels include 13 of our own Virgin Media-branded stores as of December 31, 2007, as well as retail distribution partners such as Zavvi (formerly Virgin Megastores), Carphone Warehouse and Phones 4U.

        Prior to the acquisition of Virgin Mobile, our consumer retail reach was limited to concessions and third party retail channels. In 2007, we leveraged Virgin Mobile's retail experience with the launch of a series of Virgin Media-branded stores. In 2008, we expect to open additional Virgin Media-branded stores.

        These sales channels are supported by direct marketing initiatives and national and regional television and press advertising. We use our residential customer database to identify the profiles of our customers so that we can design offers to match the needs of our customers. As Virgin Media, we have the scale and reach as a combined company to justify larger television and radio campaigns. Our offers encourage customers to purchase new services and upgrade their existing services. Our marketing balances acquisition marketing, or prospects, and customer marketing to ensure we optimize growth from new and existing customers.

        Since the February rebrand to Virgin Media, awareness of the "Virgin" brand as a telecoms/entertainment supplier has increased steadily, reaching 90% amongst prospective customers in our addressable market at year end. Brand consideration, which measures the likelihood of a person considering to purchase a product from a particular company, also improved during 2007 for each of our product lines.

  Customer Service

        A combination of in-house call centers and outsource partners handle our customer service calls. Our in-house call centers are located in the U.K. in Bellshill (Scotland), Manchester, Sheffield, Dudley, Nottingham, Glenrothes, Edinburgh, Gateshead, Teeside and Birmingham. As of December 31, 2007, we employed approximately 3,200 call center staff. Our outsourced call centers in the U.K. are located in Swansea, Liverpool and Airdrie (Scotland) and our outsourced call centers off-shore are located in India in Delhi, Pune, Bangalore and Mumbai.

Business

        ntl:Telewest Business retains its focus on meeting the communications requirements of U.K. public and private sector organizations, and serving other telecommunications service providers. Through the merger of NTL and Telewest in 2006 and the subsequent integration of their networks, we are now able to leverage one of the most advanced national access networks in the U.K., delivering a wide portfolio of voice and data products to business customers.

        While the wider organization has rebranded to Virgin Media, ntl:Telewest Business has retained its legacy brand. Being a business predicated upon customer relationships, a strong service proposition and sector specific expertise, significant brand equity has been created in the market over the past 15 years by each of the legacy businesses.

  Sales Channels

        The two sales organizations within the division, Business Markets and Service Provider, are structured to support retail and wholesale customers, respectively.

  •
  Business Markets—Private Sector:  This sales channel focuses on meeting the telecommunications needs of the U.K. private sector, from small businesses to large, national corporations. Centralized telephone account managers serve small organizations (with approximately 5 to 99 employees), while regionally-located account, service and project management teams, supported by pre-sales technical consultants, offer a differentiated service proposition to medium and large U.K. businesses (with over 100 employees). We believe this local presence and the resulting level of service is not available to this mid-market segment from any of our key competitors and the benefits of this strategy are reflected by the long-term relationships held with many of our customers.

  •
  Business Markets—Public Sector:  This sales channel focuses on specific vertical segments, including local government, education, health and the emergency services. This meets a requirement for sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations is needed to enable the efficient deployment of communications solutions. The inclusion of ntl:Telewest Business as an approved supplier under various government framework agreements acts as both an enabler of growth in this sector and an endorsement of our track-record, commitment and capability to offer value to publicly funded organizations. An area of specific focus in 2007 and moving forward into 2008 lies within the health sector and the deployment of Community of Interest Networks, or COINs. Given our deep regional coverage, we believe we are ideally placed to deliver these multi-site solutions, which enable health authorities to move to integrated network architectures, delivering cost benefits.

  •
  Service Provider—This sales channel is divided into vertical segments, including fixed and mobile network operators, system integrators, or SIs, and internet service providers, or ISPs, reflecting the differing network requirements of each type of service provider. This sales channel predominantly provides data connectivity both in terms of local access (tail-ends) and core networks. Being well placed to leverage our extensive network asset, the Service Provider sales channel has demonstrated strong underlying growth in providing customers with backhaul solutions, which are high bandwidth connections between a site and the core network. We believe significant market demand exists for such services driven by local loop unbundlers transporting data away from BT exchanges, as well as mobile operators requiring higher bandwidth connections from mobile masts as a result of growth in 3G and data services.

        In addition to network services, a small number of significant contracts drive financial performance, such as local area network cabling projects in Business Markets, such as the new Terminal 5 at Heathrow Airport, and network builds for other operators in Service Provider where revenue peaks during construction phases and lower ongoing rentals are received during the maintenance phase.

  Products and Services

        ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications. Our product strategy is focused on delivering managed services, such as customer contact solutions, national Ethernet and internet protocol virtual private networks, or IP VPN, products which as a result, have experienced strong growth since 2005.

        We enhance product development through an internal program we have developed that drives regular and timely deliverables that are aligned with the needs of target customers. This clear focus has helped to maintain our leadership in Ethernet services in 2007, innovate in new areas such as IP CCTV, and drive cost-base improvements in more traditional services.

      Voice Products and Services

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

      Data Products and Services

  •
  Converged Solutions:  By using a single network to transport voice, data and video, our customers can benefit from cost synergies, flexibility and control. The services within our converged solutions portfolio enable this with products such as IP VPN. Given our network ownership and extensive reach, we are able to link sites across the U.K. using a wide range of access technologies and with developments such as eight classes of service (currently more than offered by any other U.K. service provider) traffic can be discretely segmented into up to eight categories and prioritized to ensure that more time sensitive (e.g. voice) or critical application data is transported with priority.

  •
  Ethernet:  As a market leader in Ethernet solutions in the U.K., ntl:Telewest Business was the first European service provider to be independently tested and accredited by the Metro Ethernet Forum, or MEF. MEF9 and MEF14 accreditation demonstrates our ability to deploy 'point-to-point' and 'any-to-any' Ethernet networks that can be installed and scaled effectively, while offering performance that supports voice, video and converged services. A complete range of products from local area network extensions to managed wide area Ethernet networks are available, providing customers with high bandwidth and flexible solutions.

  •
  Applications and Services:  As an overlay to network products, we also offer applications and services that add value to customers' communications infrastructure. For example, the IP CCTV services we deployed to a Scottish council delivered clear socioeconomic benefits and earned recognition by winning the 2007 IFSEC (a leading event for the security industry) Best Security Project award, as well as the Frost & Sullivan (a leading industry consultancy) accolade for Product Innovation.

  Customer Service

        The goal of ntl:Telewest Business is to become the natural choice for providing the communications requirements of our target customers, something we aim to achieve by delivering the best customer experience. This is reflected in the strategic emphasis of the division, focusing over 75% of ntl:Telewest Business employees on the sales, provisioning and in-life support of customers and their services. We believe this differentiated and complete service proposition provides us with a competitive advantage in our target market.

        To maintain our capability and continually add value to our customers' experiences, we also focus investment in our people, developing teams in best-practice methodologies and supporting professional qualifications. The Cisco Gold Partnership requires sales and technical teams to be appropriately trained in new technologies, while Lean Sigma within business improvement teams, PRINCE2 (Projects in Controlled Environments 2) and APM (The Association for Project Management) in project management, and ITIL (IT Infrastructure Library) Best Practice accreditation within service management, all seek to ensure that employees are capable of responding professionally and effectively to customers.

Mobile Segment

        On July 4, 2006, we acquired Virgin Mobile, the U.K.'s leading mobile virtual network operator, with approximately 4.5 million customers as of December 31, 2007. As a mobile virtual network operator, Virgin Mobile provides mobile telephone services to its customers over cellular networks owned by third parties. Virgin Mobile's main network partner currently is T-Mobile, and Virgin Mobile has entered into a minimum 10 year, non-exclusive network supply agreement with T-Mobile that was signed in January 2004. The majority of Virgin Mobile's customers are prepay customers, who top up their accounts prior to using the services and are not contracted to remain with Virgin Mobile for any period of time. Contract customers enter into contracts with Virgin Mobile for a minimum 30-day period. Virgin Mobile's customer base reflects a broad age demographic.

        Virgin Mobile's successful business philosophy is centered around five key strengths: a strong brand; a capital-light business model; a differentiated approach to the market; award-winning customer service; and a focused management team. Increasingly, the opportunity to sell mobile services into the Virgin Media cable customer base will be a competitive differentiator for Virgin Mobile and for Virgin Media generally.

        Virgin Mobile offers a broad range of mobile communications products and services, such as mobile voice and non-voice services (including SMS, picture messaging and entertainment services, such as games, news and music services) delivered over 2G, 2.5G and 3G platforms. Virgin Mobile offers handsets and/or SIM cards by way of cross-sell opportunities into the Virgin Media cable customer base, and through approximately 5,000 sales outlets in the U.K., including approximately 1,300 specialist shops, concessions located in Zavvi (previously Virgin Megastores) and Virgin Media-branded stores, as well as through a wide range of general retailers, its website and its customer care centers. We plan to expand the distribution network by opening further retail stores over the next few years. The concessions and retail outlets act as both a sales and service channel and provide Virgin Mobile with direct access to its customers. Prepaid airtime is sold in all of these channels in addition to others.

        Virgin Mobile aims to provide superior customer service and has won the Best Customer Service Award from Mobile Choice magazine for the past seven years running, as well as many other industry customer service awards. Virgin Mobile's three existing customer call centers are located in Trowbridge (in-house) and Middlesbrough (outsourced) in England, and in Johannesburg, South Africa (outsourced). Customers can contact the call centers 24 hours per day, 7 days per week.

Content Segment

        Through our wholly-owned subsidiaries, Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, we provide basic (i.e., non-premium) television channels and related services to the U.K. multi-channel broadcasting market (including to our Cable Segment) and a wide variety of consumer products by means of sit-up's auction-based shopping channels.

        Virgin Media TV has seven genre-based entertainment channels, including Virgin 1, Living, Bravo, Trouble and Challenge, and five additional "multiplexed" channels which have identical content to another channel but broadcast one hour later. Virgin Media TV also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide. Together, Virgin Media TV and the UKTV Group are the largest supplier of basic channels to the U.K. pay television market. UKTV currently has nine pay channels, including UKTV Gold and Dave, and eight associated multiplexed channels.

        Depending upon the distribution agreement with the platform operator and the package chosen by the customer, our wholly-owned and UKTV channels are available on our own analog and digital platforms and the satellite digital platform. These channels generate revenue by the sale of airtime and sponsorship to advertisers and advertising agencies by Virgin Media TV's advertising sales department, IDS (Interactive Digital Sales Limited). Most channels also generate distribution revenue based on either the number of customers subscribing to programming packages carried by the relevant platform operators or a fixed monthly fee. Virgin Media TV and UKTV are also represented on Freeview, a U.K. free-to-air digital television service, with UKTV History, Dave and Virgin 1 available to Freeview viewers as well as subscribers to all multi-channel platforms. UKTV History, Dave and Virgin 1 are separate channels with distinct offerings that operate within one of the general entertainment slots available on Freeview.

        sit-up provides a wide variety of consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv. These channels are available on our own digital platforms, satellite, and also on the internet. Price-drop tv and bid tv are also available on Freeview.

        In November 2007, with our joint venture partner Setanta Sports Holdings Limited, we launched Setanta Sports News, a sports news channel available to all of our DTV customers at no additional cost. Setanta Sports News is also available on satellite and the internet.

Our Network

        Our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. During 2008 and 2009, we plan to deploy the next generation of wideband cable broadband technology enabling ultra-fast broadband services of 50Mb and higher. Our investment in the next generation broadband access technologies is the latest in a series of significant infrastructure investments to ensure that we remain at the forefront of communication and entertainment services in the U.K.

        Our network in the U.K. currently passes approximately 12.6 million homes in our regional service areas as well as passing a significant number of businesses in these areas. Our service areas include parts of many of the major metropolitan areas in the U.K., including Belfast, Birmingham, Bradford, Brighton, Bristol, Cambridge, Cardiff, Coventry, Derby, Dundee, Edinburgh, Exeter, Glasgow, Leeds, Leicester, Liverpool, London, Manchester, Newcastle, Nottingham, Oxford, Perth, Plymouth, Portsmouth, Reading, Sheffield, Southampton, Swansea and Teesside.

        The core network has a fiber backbone that is approximately 23,000 kilometers long. This includes over 15,500 kilometers which are owned and operated by us and approximately 7,500 kilometers which are leased fiber from other network owners. Over 157 switches direct telephone traffic around the core and local networks. In addition, we have more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 140 radio sites.

        Our deep fiber access network delivers broadband, fixed line telephony and both digital and analog television services to our customers' homes. The connection into each home from the fiber access network comprises of two components combined into a single "siamese" drop cable. First, to provide television services and high-speed broadband internet access, we make use of a high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on demand TV services as well as ultra-fast broadband services. Second, we use short length twisted copper-pair to economically connect fixed line telephony services to our fiber access network via primary multiplexers. Our relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest VDSL2 copper broadband technologies enabling speeds of 50Mb/s downstream and 10Mb/s upstream. This capability provides us with a structural advantage over traditional all copper local distribution networks, which are typically 3,250 meters in length, and are only capable of supporting the previous generation of ADSL and ADSL2+ broadband technologies which are both slower and much less capable in the upstream.

        Because of the extensive use of fiber in our access networks, we are also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks.

        We have a variety of alternative methods to connect our national telecommunications network over the "last mile" to the premises of those customers that are located outside of our cabled areas, including:

  •
  we obtain permits to construct telecommunications networks and build out our network to reach our customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers, or where a significant level of traffic is obtained from a customer; and

  •
  we lease circuits and DSL connections on the local networks of other service providers to connect to our customers' premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put into place relatively quickly, and can be replaced with a direct connection at a later date if traffic volumes justify doing so.

        Nationally, approximately 94% of the homes passed by our cable network can receive all of our broadband, digital television and fixed line telephone services. We cannot however currently provide all three of the main services on some older parts of the network. In 2007, we completed a cable network upgrade program targeting more than half a million homes in the London area, where there was an older, less robust cable network. These homes can now be offered broadband, interactive digital television and fixed line telephone services.

        Our mobile telephone services are provided over cellular networks owned by third parties. Our main mobile network provider is T-Mobile. We also use networks owned by other partners to provide some ancillary services. T-Mobile currently operates 2G, 2.5G and 3G networks in the U.K.

Information Technology

        The operation and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure.

        The program of integrating our key information technology systems in order to improve operational efficiency continued in 2007. A further 1.57 million customers were migrated during the year onto our principal customer care and billing system. The billing system integration is largely completed with the remainder of our on-net broadband customers, our off-net broadband customers and a portion of our ntl:Telewest Business customers expected to be migrated during 2008. As a result of this program and other IT consolidation activities we continue to reduce our dependency on high cost external support and management services for a number of diverse software applications and hardware platforms that have now been decommissioned.

        In April 2007, we completed the consolidation of the majority of our finance, logistics, human resources and payroll functions into a single enterprise resource planning system. Our consolidated enterprise resource planning system has facilitated a number of process efficiencies and governance enhancements. During 2008, we will continue to investigate further consolidation and enhancements, and will leverage cost savings and process benefits where appropriate.

Competition

Cable Segment

Consumer

        We believe that we have a competitive advantage in the U.K. residential market because we offer a wide range of communications services, including high-speed broadband internet, fixed line and mobile telephone and television services using our advanced network, while many of our competitors must rely on BT's network to provide their services. We offer most of our products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet and telephone services nationally and currently offer television services in our service areas only. Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than us.

        Key recent developments amongst our primary competitors have included:

  •
  BT Group plc.  During 2007, BT Vision, a Freeview and IP-based pay television service, was launched nationally. BT also expanded its library of on-demand programming through a number of agreements with content partners. In mid 2007, BT Vision Sport was launched, offering access to Setanta Sports and near-live matches. BT Retail launched its second evolution of BT Fusion in 2007, which offers a dual-mode mobile/WiFi handset that allows a user to make Voice over Internet Protocol, or VoIP, based calls via WiFi in the home and using the BT Openzone network on a handset which can also make traditional mobile calls outside the home. BT also acquired two small internet service providers, Plusnet plc and Brightview Group Limited.

  •
  British Sky Broadcasting Group plc.  BSkyB, a long-time competitor in the pay television market, heavily markets triple play bundles (broadband, fixed line telephone and television). BSkyB also has a limited video on demand service branded Sky Anytime for their customers with newer PVRs.

  •
  Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. During 2007, Carphone Warehouse continued to pursue an aggressive pricing policy by introducing a cheaper TalkTalk fixed telephone line and broadband bundle and offering free laptops with AOL broadband.

  •
  Tiscali S.p.A.  Tiscali offers fixed line telephone, broadband and, following the acquisition of Video Networks Limited in 2006, IP-based television services. During 2007, Tiscali acquired Pipex Communications plc, which consisted of several smaller retail broadband internet service providers, such as Bulldog and Toucan. Tiscali's IP-based television service was re-launched in 2007 under the brand name Tiscali TV and offered as part of an aggressively priced bundle. In 2007, Tiscali also introduced a free line rental bundle which was available in selected areas.

  •
  Orange.  Orange offers a triple play of mobile phone, fixed line phone and broadband services. During 2007, Orange entered the fixed line telephone market, having previously only offered VoIP calls, by offering the service as part of a bundled package.

  •
  Vodafone and O2.  Vodafone launched a fixed line and broadband package in early 2007. Following the acquisition of Be Internet in 2006, O2 launched a broadband service in late 2007.

  Cable Television

        We compete primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay-satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to various sports and movie programming content which it has used to create some of the most popular premium pay TV channels in the U.K. BSkyB is therefore both our principal competitor in the pay television market, and an important supplier of premium television content to us. The Office of Fair Trading, a U.K. regulatory agency which we refer to as the OFT, has previously determined that BSkyB is dominant in the wholesale supply of channels carrying certain premium sports content and premium movies. Subject to a continuing finding of dominance, European and U.K. competition laws prevent BSkyB from abusing its market position in relation to the supply of these channels to us. Even so, we believe that the current terms for this content are not reasonable and should be improved. We currently trade on BSkyB's rate card terms and pricing for their premium movie and sports channels. These terms can be changed by BSkyB on 45 days' notice. Additionally, BSkyB has refused to supply us certain enhancements to these services, such as High Definition TV content, some sports programming offered via "red button" functionality and other "red button" functionality features.

        Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. During 2007, according to the Office of Communications, or Ofcom, Freeview became the U.K.'s most popular digital television service. Other developments included the launch of a new range of Freeview digital television recorders under the brand "Playback". BSkyB has also announced its intention (subject to an Ofcom consultation) to remove its free channels (Sky News, Sky Sports News and Sky Three) from Freeview and to substitute pay channels in their place.

        Top Up TV is a pay television service offering selected programs from over twenty pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV digital video recorder.

        During 2007, the availability of IPTV services increased as BT Vision, a combined DTT television service and a video on demand service over a DSL broadband connection, was launched nationally and Tiscali expanded coverage of their service beyond parts of the London metropolitan area. BSkyB also launched a video on demand service over a DSL broadband connection and bundles that service with its other offerings.

        There are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and video on demand services. These include DSL services mentioned above and third generation, or 3G, mobile telephony.

        Telecommunications is a constantly evolving industry and we expect that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how our operations and businesses will be affected in the future.

        The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via digital satellite, DTT, DSL or cable. However, when ATV transmission is terminated, the terrestrial DTV signal and network may be strengthened. This will enable terrestrial DTV to be made available to additional customers' homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

        There is also a growing demand and supply of full-length video content via broadband connections to the personal computer. Content owners, online aggregators, television channel owners, etc. are increasingly using broadband as a new digital distribution channel direct to consumers (primarily via downloading). Current business models tend to be on a pay-per-transaction basis. This does represent a potential disintermediation threat to pay television platforms, though the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel for the near future.

  Broadband Internet

        We provide broadband and dial-up internet services to customers within reach of our access network by direct connection to our network. We also provide broadband and dial-up internet services to customers not within reach of our access network by providing a connection to our network via BT's local access network. Our internet services compete with BT, which provides broadband and dial-up internet access services over its own network both as a retail brand and as a wholesale service.

        An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT's network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. By the end of 2007, both Carphone Warehouse and BSkyB had rolled out significant LLU networks (with approximately 70% coverage in the United Kingdom). Other operators such as Orange and Tiscali were deploying LLU to some degree.

        BT and third party service providers use DSL technologies which, like our network, permit internet access to be provided at substantially greater speeds than conventional dial-up access.

        In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max, broadband power line (which utilizes existing electricity networks to deliver high-speed broadband internet services) and mobile broadband may subject us to increased competition over time in the provision of broadband services.

  Fixed Line Telephone

        We provide fixed line telephone services to customers who are within reach of our network by direct connection to our network and, like our internet services, to customers off our network via BT's local access network. We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position. We also compete with other telecommunications companies that provide telephone services, either directly through LLU or indirectly, including Carphone Warehouse under the brand name TalkTalk, BSkyB, Tiscali, Orange and Tesco.

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

        There is also competition from companies offering VoIP services using the customer's existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic calls) or on a pence per minute rate.

  Business

        The U.K. business telecommunications market is characterized by strong competition and comprised of traditional network operators such as BT and Cable & Wireless plc, or C&W, virtual network operators such as Vanco plc, or Vanco, and systems integrators like Affiniti, a trading name of Kingston Communications (Hull) Plc. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Thus plc, Affiniti and COLT Telecom Group plc, for example, have network advantages within certain regions.

        Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W, and Thus plc targeting the largest national and multi-national corporations. We continue to focus on small, medium and large nationally oriented businesses where leveraging our network asset can provide an economic advantage.

        System integrators, or SIs, are also becoming an increasing competitive threat, as IT integration, management and outsourcing begins to form an element of many larger organizations requirements. ntl:Telewest Business seeks to address this as an opportunity to drive sales of access network, the underlying infrastructure for integrated IT systems, and, in 2007, established an SI channel within the Service Provider sales team.

        In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions to our target customers.

        Competition in the U.K. market continues to be based on value for money, the key components of which are quality, reliability and price. Customers, particularly larger organizations that utilize the network to enable business-critical applications and solutions, accept higher price points in exchange for consistent delivery and performance against service level agreements.

Mobile Segment

        Virgin Mobile faces direct competition from mobile network operators and other mobile virtual network operators. Its key competitors are the other major mobile communication providers in the U.K., including O2, Vodafone, Orange, T-Mobile and 3. In addition, a number of smaller players have emerged including BT Mobile, Carphone Warehouse, Tesco Mobile and ASDA.

        In the broader telephony market, Virgin Mobile competes indirectly with many fixed line telephone operators and resellers, and internet telephony providers in the U.K., including BT. See "Competition—Cable Segment" for more information on these competitors.

Content Segment

        Virgin Media TV supplies basic television programming to the U.K. multi-channel television market and generates revenues largely on advertising and subscription revenues from that television programming.

        Virgin Media TV's television programming competes with other broadcasters and may lose audience share, as a result of which its advertising revenues may decrease. Market and economic factors apart from individual channel performance may also adversely influence subscription and advertising revenues or carriage of the channels. Virgin Media TV's primary customer other than Virgin Media itself is BSkyB, which has used its dominance in the pay TV market to substantially reduce carriage subscription payments made to Virgin Media.

        Virgin Media TV competes for program rights with broadcasters transmitting similar channels. As a result of this and competition for a limited number of well-known program rights, the price of these program rights is increasing and could increase further, thereby limiting Virgin Media TV's ability to purchase that programming for transmission on its channels or adversely affecting the profitability of its channels. UKTV, Virgin Media's joint venture with the BBC, could be affected by similar factors, although this is less likely due to a 'first look' program agreement with the BBC.

        Virgin Media TV's advertising sales department competes with the sales departments of BSkyB, ITV1 and Channel 4.

        sit-up sells a wide range of products, including electronics, jewelry, clothing and home furnishings through its innovative retail shopping channels. Consequently, it competes with a large variety of retailers in the U.K. market. In common with other retailers, the business experiences a seasonal peak in the fourth quarter of the year and is affected by general consumer confidence and purchasing trends.

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

        During 2006, the European Commission commenced a review of these Directives (the Regulatory Framework Review). This review led to the publication of a number of draft amending Directives in November 2007. It is anticipated that these draft Directives will have their First Reading in the European Parliament in September 2008. One notable proposal under these draft Directives is for the creation of a European Electronic Communications Market Authority which would have, as part of its remit, the duty to contribute towards the harmonization of regulation relating to electronic communications across the EU. It is not intended, however, that this new Authority would replace national regulatory authorities such as Ofcom (see below under Regulation in the U.K.). It is not currently anticipated that the proposals contained in the draft Directives will have any material adverse impact on our business.

        In June 2007, the EU Roaming Regulation (the Roaming Regulation) imposed new retail and wholesale price controls on international mobile roaming within the EU and required greater levels of transparency of retail pricing information.

        At the retail level, operators such as Virgin Mobile were required to offer a per minute "Eurotariff" and consequently, Virgin Mobile reduced its standard retail prices for roaming calls within the EU in line with the Eurotariff requirements. Virgin Mobile will be required to further reduce such retail roaming prices in August 2008 and August 2009, in line with the further reductions in the Eurotariff mandated in the Roaming Regulation.

        At the wholesale level, the average per minute wholesale charge between any pair of network operators over a 12 month period in respect of outbound roaming calls within the EU may not exceed the price cap mandated in the Roaming Regulation. Further reductions are required in August 2008 and 2009. We understand Ofcom expects network operators to adjust their bilateral contractual pricing provisions to meet the wholesale price cap well before the end of the first 12 month calculation period in August 2008.

        The wholesale rate cap should result in a reduction in the wholesale cost per minute incurred by Virgin Mobile when its customers roam in the EU, although the requirement that the wholesale price cap be based on a 12 month average charge will delay the flow-through to Virgin Mobile of the benefit of this reduction. The Roaming Regulation could have a negative impact on profits especially in the period until Virgin Mobile receives the benefit of the wholesale price reduction.

Regulation in the U.K.

        We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation. The Communications Act 2003 established a regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector.

        Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under "Cable TV Regulation" and "Mobile Telecoms Regulation") in order to own or operate mobile networks, TV channels or to provide certain facilities such as electronic program guides on the cable TV platform. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services.

The General Conditions of Entitlement and SMP Conditions

        Full details of the General Conditions of Entitlement are available on Ofcom's website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement include:

  •
  a requirement to negotiate interconnection arrangements with other network providers

  •
  a requirement to ensure that any end-user can access the emergency services and that accurate customer location data is made available to the emergency services

  •
  a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where we acquire a customer from another network provider

  •
  a requirement to comply with a number of high-level obligations designed to address consumer harm associated with broadband migrations

  •
  a requirement to ensure that any end-user can access a directory enquiry service

  •
  a requirement to publish up-to-date price and tariff information

  •
  a requirement to provide itemized billing on request from each customer

        In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services who have significant market power (SMP) in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The EU regulatory framework adopted in 2002, required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This resulted in British Telecommunications plc (BT) being found to have SMP in a substantial number of markets and as a result, being made subject to further regulatory requirements in both wholesale and retail markets. Under the Regulatory Framework Review (see above under "Regulation in the European Union") the number of markets that Ofcom is obliged to keep under review and where it is required to make SMP assessments has been reduced significantly with effect from November 2007. It is possible that this will lead, over time, to the lifting of a number of regulations previously imposed on BT, particularly in retail markets, with the result that BT will be able to compete more aggressively in these markets. However, prior to any such regulation being reduced in any market, Ofcom is obliged to undertake a further market review. Only if the market is deemed to be competitive will a reduction in regulation be considered. Moreover, any reduction of specific SMP-related regulation would not remove the requirement for BT to comply with remaining SMP-related regulation, the General Conditions of Entitlement and U.K. and EU competition law.

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

        All U.K. mobile network operators (MNOs) have been found to possess SMP in relation to the termination of calls on their own networks. Accordingly, in June 2004, Ofcom imposed Specific Conditions on each of the MNOs in respect of their 2G networks requiring, among other things, a reduction in the average charges for termination of voice calls on their networks levied on fixed line operators or other MNOs. These price controls were renewed in March 2007 and require further average price reductions to be achieved by all MNOs (including 3) in respect of voice call termination on their 2G and 3G networks over the period from the end of March 2007 to the end of March 2011. As Virgin Mobile is not an MNO such proposals do not apply directly to us. However, under the terms of the network supply agreement we have with our network provider, T-Mobile, they will continue to operate to decrease the inbound interconnect revenue we receive from T-Mobile in respect of calls made to our customers. Ofcom is currently reviewing the wholesale SMS termination market. Ofcom believes the review will take 12 to 18 months.

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

        Having reached this conclusion, Ofcom has developed a concept known as "equivalence". Broadly, this concept has been defined as enabling BT's competitors to gain access to BT's network infrastructure on exactly the same (i.e. equivalent) terms as BT itself enjoys.

        At the conclusion of the TSR, BT offered and Ofcom accepted a number of undertakings to put the concept of equivalence into practice in its dealings with competitors. This has been achieved primarily through the creation of a new division within BT called "Openreach" which manages and sells network services to competitors and the rest of BT on the same terms and conditions (including prices) and in accordance with the same processes.

        The efficacy of these undertakings was formally reviewed by Ofcom during 2007. Ofcom stated that BT had made very significant progress in implementing the undertakings and had committed considerable resources to meeting its obligations, including the creation of Openreach as an independent business unit in January 2006. Ofcom stated that these changes had benefited competition and end consumers. In addition, Ofcom now wants to ensure that Openreach has clear incentives to improve its performance levels to deliver better products and service to its own retail business and to other communications providers and their customers. We expect this matter to be addressed further during 2008.

Universal Service

        The concept of universal service is designed to ensure that basic fixed line telecommunications services are available at an affordable price to all citizens across the EU. The scope of universal service obligations is defined by the Universal Service Directive (see above under "Regulation in the European

Union") and is transposed into U.K. regulation by the Universal Service Order. This Order has been implemented by Ofcom which has imposed a number of specific universal service requirements on BT and Kingston Communications, both of which have been designated by Ofcom as universal service providers.

        The European Commission has been considering the future scope of universal service obligations as part of the Regulatory Framework Review (see above under "Regulation in the European Union"). Some of the main changes proposed are intended to improve the provision of information for customers and end-users and to facilitate the use of e-communications services by disabled users. We would be affected by any future decision to require us to provide or to contribute to the funding of universal service in the U.K.

Electronic Communications Code

        Under the Telecommunications Act 1984, which was largely replaced by the Communications Act 2003, licensed public telecommunications operators were eligible for enhanced legal powers under the electronic communications code annexed to the Telecommunications Act 1984, or Code Powers. Code Powers give enhanced legal rights of access to private land, exemption from some requirements of general planning law and the right to install equipment in the public highway.

        Any operator which possessed Code Powers under the previous licensing regime automatically retained those powers under the Communications Act regime. Our subsidiaries that provide electronic communications networks and services have Code Powers.

        Each operator is required to certify to Ofcom each year that it has sufficient and acceptable financial security in place to cover the costs which could be incurred by local councils or road authorities if they were required to remove equipment or restore the public roads following the insolvency of that operator. This security is commonly described as "funds for liabilities." Ofcom has indicated that it will generally require an operator to provide board level certification of third party security for this purpose.

Next Generation Access

        In September 2007, Ofcom launched a consultation process in respect of Next Generation Access (NGA), the focus of which was to consider whether changes to current regulation were necessary in order to stimulate increased and further investment in high-speed broadband access networks. We will continue to engage with Ofcom in this debate throughout 2008.

Wholesale Broadband Access

        Ofcom concluded the second phase of the Wholesale Broadband Market Review in February 2008. A statement and action plan is expected in summer 2008. This will remove certain regulatory obligations on BT to provide wholesale services currently used by operators to provide broadband access in the most competitive areas of the U.K. Until the timing for these changes is proposed it is not possible to accurately predict the impact for our business, The impact of any changes is unlikely to be seen until late 2009.

Business Connectivity

        A market review of Business Connectivity services was launched in January, 2008. It is likely this will determine that competition exists in certain areas and, as such, a reduction in regulation over time is likely to be proposed. The impact of these changes is unlikely to be seen until late 2009.

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

        We therefore hold a number of Television Licensable Content Service Licenses (TLCS licenses) under the Broadcasting Act 1990 for the operation of television channels and for the provision of our electronic program guide.

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

        In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including ourselves) allow access to their platforms for third-party TV channels and content providers. This review has not yet progressed beyond its initial stages. It is not possible, therefore, to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, including our cable TV platform, will become more heavily regulated as a result.

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

        A new legal and policy framework is being implemented across the U.K. and other member states to fulfill the European Commission's objective to effect coordination and harmonization with regard to the availability and efficient use of radio spectrum. The European Commission has proposed that specific spectrum bands should be subject to tradability throughout the EU and that this would be supported by limiting or removing regulatory restrictions on use. This would be mainly regulated at national level.

U.K. Competition Law

        The Competition Act 1998 prohibits the abuse of a dominant market position and anti-competitive agreements in essentially the same terms as Articles 81 and 82 of the EU Treaty. The Act also introduced third party rights, stronger investigative and enforcement powers and the ability for the competition authorities to issue interim measures. The new enforcement powers include the ability to impose fines of up to 10% of worldwide turnover. The Competition Act is enforced by the Office of Fair Trading (OFT) and gives concurrent investigative and enforcement powers in matters concerning communications to Ofcom.

        The U.K.'s competition law framework was further strengthened by the competition provisions of the Enterprise Act 2002, which came into force in June 2003. Under these provisions, among other things, decisions on mergers are now made by the independent competition authorities, using competition based tests, rather than by the U.K. Government.

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

        In addition, the Enterprise Act gives sector regulators such as Ofcom the ability to make a "Market Reference" to the Competition Commission where they have reasonable grounds to suspect that any feature or combination of features of a market restricts or distorts competition. If a reference to the Competition Commission is made on these grounds, the Competition Commission will carry out a detailed inquiry and has wide-ranging powers to impose structural and behavioral remedies or both.

Pay TV Market Investigation

        In January 2007, we made a joint submission to Ofcom with BT, Setanta Sport Holdings Limited (Setanta) and Top Up TV Europe Limited (Top Up) indicating that there are a number of features of the U.K. Pay TV market which result in competition being prevented, restricted or distorted and that BSkyB is able to exploit these features to marginalize and even foreclose competitors at all levels of the Pay TV market value chain.

        Following this submission, Ofcom announced in March 2007 that it would be carrying out a study of the UK Pay TV market to determine whether a reference to the Competition Commission was appropriate. We made a further, more detailed, joint submission to Ofcom with BT, Setanta and Top Up in July 2007. Ofcom published its consultation document in December 2007.

        Ofcom will continue its study of the UK Pay TV market throughout 2008 before deciding whether to make a referral to the Competition Commission. Ofcom cannot impose remedies itself (only the Competition Commission has power to impose remedies under these provisions of the Enterprise Act) but once Ofcom has decided that a referral to the Competition Commission is appropriate, it can accept undertakings from parties such as BSkyB, which can be structural and/or behavioral in nature, to remedy the competition problems in lieu of a referral to the Competition Commission.

WEEE Directive

        On December 12, 2006, the U.K. government adopted the Waste Electrical and Electronic Equipment Directive (the WEEE Directive) previously adopted by the European Union relating to certain obligations associated with historical waste (as defined by the WEEE Directive). The WEEE Directive became effective on January 2, 2007 and imposes the responsibility for the disposal of waste electrical and electronic equipment on the manufacturers of such equipment. The main provisions relate to separate collection, disposal and recycling; standards for its treatment at authorized facilities; and collection, recycling and recovery targets. It requires distributors to allow consumers to return their waste equipment free of charge, which would include the set-top boxes and cable modems that we provide to our customers.

Corporate Responsibility

        We regard corporate responsibility, or CR, as an important factor in the way we run our business. During 2007, we challenged ourselves to gain a better understanding of the fundamental responsibilities we owe to our stakeholders. Consequently, our approach to CR encompasses basic ethical questions associated with our marketplace and workplace in addition to wider questions around social and environmental sustainability. We believe that our brand, people and products present a clear opportunity for using CR as a point of differentiation both in our sector and beyond.

        The need to engage our people, which is a key priority for senior management, has been augmented by the strengthening of policies on issues such as employee well-being and learning and development. Similarly, we have worked alongside the Virgin Group's charitable arm, Virgin Unite, in developing a series of partnerships with charities such as Foyer and Lucca Leadership that enable us to use our people, products and expertise to generate social benefit. We have focused on generating an internal structure, consisting of regional and local charity champions, through which we can significantly accelerate our investment in charities and communities.

        We have sought to gain an accurate understanding of our environmental impact by establishing baseline data in a number of key areas such as energy, transport and waste. We are also committed to the principle of sustainable procurement, details of which have been articulated in a new code of conduct that has formed the basis of a constructive dialogue with suppliers around issues such as labor standards and environmental sustainability.

Seasonality

        Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between school years. In addition, our Content segment includes Virgin Media TV, which has a seasonally higher programming spend in the fourth quarter, and sit-up's home shopping channels, which earn potentially higher revenues in the fourth quarter, reflecting the Christmas holiday period, which is common in the retail industry. In our Mobile segment, fourth quarter customer acquisition and retention costs generally increase due to the important Christmas period and Mobile ARPU generally decreases in the first quarter of each year due to the lower number of days in February and lower usage after the Christmas period.

Research and Development

        Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

        We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own and have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly-owned television channels, and to use the "Virgin" name for our recently launched television channel, Virgin 1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for

Virgin 1, where we pay an annual royalty of 0.5% of revenues received by Virgin 1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which, together with the name "Virgin Media", we retain worldwide exclusivity.

Employees

        As of December 31, 2007, we had 15,060 employees, of whom 13,319 were permanent, and 1,741 were temporary or contract. Approximately 1,800 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by two recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. Both of these agreements are terminable by either the Union or us with three months' written notice. Except for the CWU arrangements, no other employees are covered by collective bargaining agreements. We believe that our relationship with the CWU, BECTU and our employees is generally good.

        Our strategy is to become an employer of choice within our U.K. marketplace and therefore continue to build a well trained and motivated workforce. We are working on a number of initiatives to ensure that we build this into the way we work and have established specific milestones over the next 18 months. These initiatives range from embedding a consistent performance management process across the whole organization by setting clear annual objectives (both business and personal), establishing incentive-based awards, through to the ongoing refurbishment and improvement of the working environment. A number of other engagement initiatives are ongoing including employee satisfaction surveys and action plans, a recognition scheme, brand/culture training, and local charity and community activities.

Item 1A.    Risk Factors

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We are subject to significant competition.

        The level of competition is intense in each of the markets in which we compete, and we expect competition to increase. In particular, we compete with BT, BSkyB, Carphone Warehouse (Talk Talk), Tiscali, Vodafone, O2, Orange and T-Mobile, each of whom has significant operational scale, resources and national distribution capacity. We also compete with numerous internet service providers and indirect telephone access operators that offer telephone, broadband and dial-up internet services over BT's network. We will face increasing competition from mobile telephone network providers and new market entrants, including those providing VoIP and IPTV. The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the "triple-play" of digital television, fixed line telephone and broadband services, or "quad-play" bundles including mobile telephone services.

        In the digital television market, we compete primarily with BSkyB in providing digital pay television services. Competition increased as a result of the launch of Freeview in October 2002, which provides over 40 digital terrestrial TV channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box or digital television recorder. In March 2004, Top Up TV launched a pay television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box. BT launched a personal computer download service of video on demand home entertainment content over a broadband connection called BT Vision. BSkyB, Tiscali and others offer a similar service.

        Our broadband service faces increased competition from BT, BSkyB, Carphone Warehouse (TalkTalk), Orange, O2 and others. Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds. Local loop unbundling may decrease costs for new entrants and existing BT wholesale customers, leading to increased price competition.

        Our fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as Vodafone, O2, Orange and T-Mobile.

        Our business services also face a wide range of competitors, including BT, C&W, COLT Telecom Group plc and Thus plc, and a number of regional service providers. The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

        In the mobile telephony market, we face direct competition from mobile network operators such as O2, Vodafone, Orange, T-Mobile and 3, and other mobile virtual network operators, such as Carphone Warehouse, Tesco Mobile, BT Mobile and ASDA, in addition to fixed line telephone operators and internet telephony providers. Many of our competitors are part of large multinational groups, have substantial advertising and marketing budgets, have greater retail presence and may benefit from greater economies of scale than we do. As a mobile virtual network operator, our per unit economies may differ substantially from our competitors with their own networks, which may impact our ability to compete.

        In order to compete, we have had to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. Reduced prices or increased costs have had a negative impact on our margins and profitability and could continue to do so in the future. In addition, if we are unable to compete successfully, even following price reductions or value enhancements, we may not be able to attract new customers, or retain existing customers.

Failure to control customer churn may adversely affect our financial performance.

        The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

  •
  general reduction in the quality of our customer service, including billing errors;

  •
  customers moving to areas where we cannot offer our digital television, or DTV, services;

  •
  interruptions to the delivery of services to customers over our network and poor fault management;

  •
  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by us or offer content that we do not offer; and

  •
  the potential loss of customers due to their required migration from our analog television, or ATV, services to our more expensive DTV services when we stop transmitting our ATV signal.

        An increase in customer churn can lead to slower customer growth, or indeed loss of customers, and a reduction in revenue.

We are licensed to use the Virgin name and logo but do not own it.

        In February 2007, we rebranded certain areas of our business as Virgin Media and renamed our corporate parent Virgin Media Inc. under a 30-year license agreement with Virgin Enterprises Limited to use the Virgin name and logo. The use of the Virgin Media name and brand carries various risks, including the following:

  •
  we will be substantially reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the Virgin Group or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another Virgin name licensee, could have a material adverse effect on our business;

  •
  the license agreement has a 30-year term, and we are obligated to pay a termination payment if the license is terminated early under certain circumstances; and

  •
  we are required to meet certain customer service level requirements which are grouped into three key categories.

        These service level categories include: Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance. Technical Service Levels which measure certain technical requirements that affect our customers' experience, such as service availability and service response times. Aspirational Service Levels, which are levels of service that we and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction. A failure to meet our obligations under the license agreement could lead to a termination of the license.

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

        Maintaining an uninterrupted and high-quality service over our network infrastructure is critical to our ability to attract and retain customers. Providing a competitive service level will depend in part on our ability to maintain and upgrade our networks in a cost-effective and timely manner. The maintenance and upgrade of our networks will depend upon, among other things, our ability to:

  •
  modify network infrastructure for new products and services, including faster broadband speeds;

  •
  install and maintain cable and equipment; and

  •
  finance maintenance and upgrades.

        Our covenants in our senior credit facility effectively restrict our use of cash. If these covenants affect our ability to replace network assets at the end of their useful lives or if there is any reduction in our ability to perform necessary maintenance on network assets, our networks may have an increased failure rate, which is likely to lead to increased customer churn.

A failure in our critical systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenues.

        Our business is dependent on many sophisticated critical systems that support all of the various aspects of our cable network operations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, gas build-up, war or other catastrophes or any other threat to business continuity.

Moreover, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We do not currently have a formal company-wide disaster recovery plan, however, we are in the process of creating plans for key areas of risk in the business. Unanticipated problems affecting our systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers or interrupt the transmission of signals over our cable network. Sustained or repeated system failures that interrupt our ability to provide service to our customers, prevent us from billing and collecting revenue due to us, or otherwise meet our business obligations in a timely manner, would adversely affect our reputation and result in a loss of customers and revenue. Improvements to our revenue collection processes may not be successful or may not yield enhanced revenue collection. Inefficient collection could result in an increase in bad debt.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially materially adversely affect the number of customers or reduce margins.

        For the provision of television programs and channels distributed via our cable network, we enter into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB, one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. We buy BSkyB wholesale premium content on the basis of BSkyB's rate card terms and pricing, which can be changed on 45 days' notice by BSkyB, and not under a long term supply contract. Our agreement with BSkyB to purchase its basic programming channels expired on February 28, 2007, and we lost the right to carry those channels. As a result, we experienced increased churn and higher customer retention costs in 2007.

        In addition to providing programming to us, BSkyB competes with us by offering its programming directly to its digital satellite customers. As a result of BSkyB's ownership of this content, it is able to charge us a price for its content that makes it challenging for us to compete with BSkyB's own retail pricing and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content, such as high definition, some sports programming and interactive content, exclusively to its digital satellite customers and not to us.

        In addition to BSkyB, our significant programming suppliers include the BBC, ITV plc, Channel 4, Channel Five, Viacom Inc., HBO, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to our customers, which could have a material adverse effect on our business and results of operations and increase customer churn.

Unauthorized access to our network could result in a loss of revenue.

        We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. The number of devices available in the U.K. which facilitate theft of service has increased. Any unauthorized access to our network could result in a loss of revenue, and any failure to respond to security breaches could raise concerns under our agreements with content providers. We continue to work on controlling unauthorized access to our networks.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. The effect of future technological changes on our business cannot be predicted. It is possible that products or other technological breakthroughs, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, may result in our core offerings becoming less competitive and render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as competitors or keep up with trends in the technology market as well as our competitors.

        The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing.

We depend on equipment and service suppliers that may discontinue their products or seek to charge us prices that are not competitive, either of which may adversely affect our business and profitability.

        We have important relationships with several suppliers of customer equipment, hardware, software and services that we use to operate our network and systems and transmit our services. We also outsource various customer services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short-term to change supply and maintenance relationships in the event that our initial supplier refuses to offer us favorable prices or ceases to produce equipment or provide the support that our network and systems require. If equipment or service suppliers were to discontinue their products or seek to charge us prices that are not competitive, our business and profitability could be materially adversely affected.

        Furthermore, we rely upon outside contractors to install our equipment in customers' homes. Delays caused by these contractors, or quality issues concerning these contractors, could cause our customers to become dissatisfied and could produce additional churn or discourage potential new customers.

The integration of our billing systems may have an adverse effect on our customer service, customer acquisitions, customer churn rate and operating costs.

        As a result of our growth through acquisitions, we inherited numerous billing and customer service systems. We continue to migrate our consumer cable and business customers to one central billing system. If we are not successful with this process, we might not be able to achieve the expected cost savings and customer service improvements associated with the new system. It is possible that billing errors and other customer service disruptions could occur during further integration processes, potentially resulting in increased customer churn or adverse effects on customer service, customer acquisitions, collections, customer numbers and the costs of maintaining our billing systems going forward.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

        From time to time we have made acquisitions, dispositions and have entered into other strategic transactions. In connection with such transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty integrating the acquired businesses, disrupt relationships with current and new employees, customers and suppliers, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could harm our business and our reputation.

Revenue from our Content segment is highly dependent on subscriber fees and the television advertising market.

        Our Content segment owns pay channels through Virgin Media TV and our joint ventures with the BBC and derives its revenue from subscriber fees and advertising revenue. BSkyB, our main competitor, is our largest customer for our programming and in early 2007 used its dominant position in pay television to substantially reduce the fees it pays for our Virgin Media TV channels. As we are dependent upon carriage of our programming in order to attract advertising revenue, BSkyB has considerable power to renegotiate the fees that we charge for our programs. In addition, the TV advertising market has faced steady declines over the last few years. Our failure to generate sufficient subscriber fees or advertising revenue will cause our Content segment revenue and cash flow to decline.

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

        In addition, our business and the industry in which we operate are also at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.

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

        We have a U.S. holding company structure in which substantially all of our operations are conducted in U.K. subsidiaries that are owned by one or more members of a U.S. holding company group. As a result, although we do not expect to have current U.K. tax liabilities on our operating earnings for at least the medium term, our operations may give rise to U.S. tax on "Subpart F" income generated by our U.K. subsidiaries, or on repatriations of cash from our U.K. operating subsidiaries to the U.S. holding company group. While we believe that we have substantial U.S. tax basis in some of our U.K. subsidiaries which may be available to avoid or reduce U.S. tax on repatriation of cash from our U.K. subsidiaries, there can be no assurance that the Internal Revenue Service, or IRS, will not seek to challenge the amount of that tax basis or that we will be able to utilize such basis under applicable tax law. As a result, although in accordance with applicable law we will seek to minimize our U.S. tax liability as well as our overall worldwide tax liability, we may incur U.S. tax liabilities with respect to repatriation of cash from our U.K. subsidiaries to the United States. The amount of the tax liability, if any, would depend upon a multitude of factors, including the amount of cash actually repatriated.

There is no assurance that new products we may introduce will achieve full functionality or market acceptance.

        Our strategy includes the roll-out of 50Mb broadband to our addressable market and we cannot guarantee that this new service, or any other new products that we may develop in the future, will perform as expected when first introduced in the market. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively effected.

Virgin Mobile relies on T-Mobile's network to carry its communications traffic.

        Virgin Mobile relies on its long-term agreement with T-Mobile for voice, non-voice and other telecommunications services we provide our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with T-Mobile is terminated, or if T-Mobile fails to deploy and maintain its network, or if T-Mobile fails to provide the services as required under our agreement with them and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we may be able to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally, any migration of all or some of our customer base to a new operator would be in part dependent on T-Mobile and could entail potential technical or commercial risk. T-Mobile is also a customer of our business division. Any disagreements between T-Mobile and Virgin Mobile may affect our other relationships with T-Mobile.

We rely on third parties to distribute our Virgin Mobile products and procure customers for our services.

        Our ability to distribute Virgin Mobile products and services depends, to a large extent, on securing and maintaining agreements with a number of third party distributors who sell our branded handsets and service packs and prepay vouchers. These distributors also procure customers for our competitors and, in some cases, themselves as well. In particular, Carphone Warehouse also sells its own broadband and telephone services. They may also receive incentives to encourage potential customers to subscribe to our competitors' services rather than our own. They may at their discretion decide to cease to distribute our products and services.

        As part of our purchase of Virgin Mobile, we entered into an agreement with Virgin Retail Limited to occupy a dedicated space in which to advertise and promote our products and services in specified existing and future Virgin Megastores. In 2007, Virgin Retail Limited sold Virgin Megastores, which has since been rebranded as Zavvi. We have no control over the number of stores that may be opened or closed in the future by any of our distribution partners. If any of our distribution partners were to close some or all of their operations, or we fail to maintain these key distribution relationships, our revenue may decline.

        In addition, in 2007, we opened our own Virgin Media-branded retail outlets. We plan on opening more of our own retail outlets in the next few years to increase the sales of our products and services. Our stores may not perform successfully.

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

        Certain persons or entities are our significant stockholders. Based on SEC filings to date, the Virgin Group beneficially owns 10.5% of our issued and outstanding common stock; in addition, RiverSource Investments, LLC beneficially owns 10.3%, Franklin Mutual Advisers, LLC beneficially owns 9.7%, SRM Global Master Fund Limited Partnership beneficially owns 9.1% and Glenview Capital Management, LLC beneficially owns 5.0%, of our issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of our company.

        On April 3, 2006, we entered into a license agreement with Virgin Enterprises Limited which provides for us to use the Virgin name and logo in our consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to our Nominating Subcommittee to fill a single seat on our board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, Director of Virgin Enterprises Limited, and he was appointed to our board on September 11, 2006. As a result of Mr. McCallum's relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of our other stockholders should arise, this director may not be disinterested.

Disruptions in Virgin Media TV's or sit-up's satellite transmissions could materially adversely affect their respective operations.

        Virgin Media TV and sit-up currently broadcast their digital programming content with leased satellite transponders, the operations of which are beyond the control of Virgin Media TV and sit-up. Disruption to one of these satellites would result in disruption to Virgin Media TV's or sit-up's programming and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. In addition the satellite transponders may fail before the expiration of Virgin Media TV's and sit-up's contractual right to utilize them, which may result in additional costs as alternative arrangements are made for satellite transmission.

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

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which we refer to in this annual report as FAS 142, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On December 31, 2007, we had goodwill and intangible assets of £3.3 billion. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment and a non-cash charge would be required. Any significant shortfall could lead to a downward revision in the fair value of such assets, which could have a material effect on our reported net earnings.

We have limited capacity on our cable platform.

        Our analog television, digital television, broadband internet and video on demand services are transmitted through our core and access networks, which have limited capacity. We have plans in place to add additional capacity to our core and access networks. Until these plans are implemented, we are therefore limited in the number of channels that can be transmitted as part of our digital television service. As new channels are developed, we may be unable to carry them on our platform due to these capacity constraints. As such, our digital television offering may not be as competitive which could result in an increase in customer churn and a decrease in revenue.

We may be adversely affected by a general deterioration in economic conditions in the U.K.

        The risks associated with certain segments of our business become more acute in periods of a slowing economy or recession. In our content segment, a slowing economy could be accompanied by a decrease in advertising on our channels. Generally, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. In addition, consumers generally have less discretionary spending to purchase goods and services. Our mobile segment may also be similarly affected by an economic slowdown as customers reduce their expenditures on mobile phones and usage. While the impact of an economic slowdown on our business is difficult to predict, it could result in a decline in revenue.

Risks Relating to Our Financial Indebtedness and Structure

We may not be able to fund our debt service obligations through operating cash flow in the future.

        We may not achieve or sustain sufficient cash flow in the future for the payment of principal or interest on our indebtedness when due. Consequently, we may be forced to raise cash or reduce expenses by doing one or more of the following:

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

        We cannot be sure that any of, or a combination of, the above actions would be sufficient to fund our debt service obligations, particularly in times of turbulent capital markets.

Our current leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

        We had consolidated total long-term debt of £6.0 billion as of December 31, 2007. This high degree of leverage could have important consequences, including the following:

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

        We had losses from continuing operations for 2007 of £463.5 million and for 2006 of £570.9 million (2006 is on a pro forma basis for the acquisition of Telewest and Virgin Mobile). We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The covenants under our debt agreements limit our ability to operate our business.

        The agreements that govern our indebtedness contain financial maintenance tests and restrictive covenants that limit the discretion of our management over various business matters. For example, the financial maintenance tests include liquidity, coverage and leverage ratios, and the restrictive covenants impact our ability to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale and leaseback transactions and certain vendor financing arrangements;

  •
  create liens;

  •
  enter into agreements that restrict some of our subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

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

        Virgin Media Inc. and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in their subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of our senior credit facility and other debt securities limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing our debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

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

        We are subject to currency exchange rate risks because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro-denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

        We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2007, we would have had interest determined on a variable basis on £4.8 billion, or 81%, of our long term debt. An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £12 million per year.

        To manage these foreign exchange and interest rate risks, we have entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. We are required by our lenders under our senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two thirds of the total debt represented by our senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006. Accordingly, after giving effect to these hedges, an increase in interest rates of 0.25% would increase our gross interest expense by approximately £4 million per year.

Risks Relating to Our Common Stock

The market price of our common stock is subject to volatility, as well as to trends in the telecommunications industry in general, which will continue.

        The current market price of our common stock may not be indicative of prices that will prevail in the trading markets in the future. Stock prices in the telecommunications sector have historically been highly volatile, and the market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which will be beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings releases and our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, rumors of private equity interest in our company, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions. Trends in this industry are likely to have a corresponding impact on the price of our common stock.

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

        Until June 2006, we had not paid any cash dividends on our common stock. The terms of our existing indebtedness limit our ability to pay dividends from cash generated from operations. We may be unable to continue to pay cash dividends on our common stock.

Sales of stock by stockholders in the company may decrease the price of the common stock.

        Based on SEC filings to date, the Virgin Group beneficially owns 10.5% of our issued and outstanding common stock; in addition, RiverSource Investments, LLC beneficially owns 10.3%, Franklin Mutual Advisers, LLC beneficially owns 9.7%, SRM Global Master Fund Limited Partnership beneficially owns 9.1% and Glenview Capital Management, LLC beneficially owns 5.0%, of our issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of our company.

        Some of our stockholders also have rights, subject to various conditions, to require the company to file one or more registration statements covering their shares, or to include their shares in registration statements that the company may file for itself or on behalf of other stockholders.

        Subsequent sales by any of these stockholders of a substantial amount of the company's common stock may significantly reduce the market price of the common stock of the company. Moreover, the perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the company's common stock for a considerable period. Sales of the company's common stock, and the possibility of these sales, could make it more difficult for the company to sell equity, or equity related securities, in the future at a time, and price, that it considers appropriate.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts could prevent or delay a change of control of us.

        We may, under some circumstances involving a change of control, be obligated to repurchase substantially all of our outstanding senior notes and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We or any possible acquirer may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If we or any possible acquirer cannot repurchase those senior notes or repay our indebtedness under our credit facilities and other indebtedness in the event of a change of control of us, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of us, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

        Our stockholder rights plan, some provisions of our certificate of incorporation and our ability to issue additional shares of common stock or preferred stock to third parties without stockholder approval may have the effect, alone or in combination with each other, of preventing or making more difficult transactions involving a change of control of us. We are subject to the Delaware business combinations law that, subject to limited exceptions, prohibits some Delaware corporations from engaging in some business combinations or other transactions with any stockholder who owns 15% or more of the corporation's outstanding voting stock for three years following the date that the stockholder acquired that interest. The terms of certain of our existing agreements relating to changes of control may also have the effect of delaying or preventing transactions involving a change of control of us.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In the U.K., we own, lease or occupy under license 131 business units and regional offices including our U.K. corporate head offices in Hook, Hampshire. We also maintain an office, which is our principal executive office, under lease in New York City. Twenty two of our corporate real estate sites are unoccupied, representing 17% of our properties or 12% of available accommodation. We continue to explore opportunities to dispose of these surplus buildings.

        In addition, we own or lease facilities at approximately 780 locations for operational network purposes such as head-ends, hubs, switching centers, points of presence, repeater nodes and radio sites and we also have network equipment in over 580 significant customer/third party sites. We also own or lease warehouses and other non-operational properties, as well as operating various cable television, telephone and telecommunications equipment housed in street cabinet enclosures situated on public and private sites. Currently five of our leased technical sites are unoccupied, representing a rental expense of approximately 3.5% of our rents on our technical sites. Again, we continue to explore opportunities to dispose of these surplus sites.

Item 3.    Legal Proceedings

        We are involved in various other disputes and litigation arising in the ordinary course of our business. While we do not believe any of these litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for the Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information

        Our shares are traded on the NASDAQ National Market under the symbol "VMED". The following table sets forth the reported high and low price per share of our common stock on the NASDAQ National Market for the periods indicated.

	Price per Share
	High	Low
2006
First Quarter to March 3, 2006(1)	$27.76	$25.27
First Quarter from March 6, 2006	$29.15	$27.00
Second Quarter	$29.69	$22.91
Third Quarter	$26.90	$21.02
Fourth Quarter	$27.50	$23.68
2007
First Quarter	$28.22	$24.14
Second Quarter	$26.65	$22.83
Third Quarter	$29.39	$21.94
Fourth Quarter	$24.80	$17.00
2008
First Quarter (through February 26, 2008)	$16.85	$13.35

(1)
Restated for the merger with Telewest. On the merger of NTL and Telewest on March 3, 2006, each stockholder of NTL (now known as Virgin Media Holdings Inc.) received 2.5 shares of stock and shareholders of Telewest received $16.25 in cash and retained 0.287 shares of the company now known as Virgin Media Inc. for each share that Telewest held previously.

Holders

        As of February 26, 2008, our transfer agent informed us that there were 484 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividends

        We commenced the payment of regular quarterly dividends in June 2006. During the years ended December 31, 2006 and 2007, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4

        Future payments of regular quarterly dividends by us are at the discretion of the board of directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Stock Performance Graph

        The following graph compares the cumulative total return on our common stock with the cumulative total return on Standard & Poor's 500 Stock Index and a Peer Group Index. Because no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television operations and related businesses as a significant element of their overall business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours.

        Furthermore, all of the companies included in the Peer Group Index are U.S. based, whereas our operations are exclusively based in the U.K. and our U.S. dollar performance is significantly influenced by exchange rate changes. The common stocks of the following companies have been included in the Peer Group Index: Comcast Corporation, Cablevision Systems Corporation and Time Warner Cable Inc.

        The graph assumes that $100 was invested on January 13, 2003 and all dividends are reinvested. The graph covers only the period from January 13, 2003 to December 31, 2007 because NTL's common stock was registered under Section 12 of the Exchange Act and started trading on that date.

Total Returns

	January 13, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Virgin Media(1)	100	354.42	370.73	345.93	321.26	219.43
S&P 500	100	122.16	135.46	142.11	164.56	173.60
Peer Group	100	119.84	122.24	98.21	153.68	103.45

(1)
Share prices from January 13, 2003 through March 3, 2006 reflect the historic prices of the common stock of NTL Incorporated prior to its merger into a subsidiary of Telewest Global, Inc., in a transaction that was accounted for as a reverse acquisition. The new holding company, Telewest Global, Inc., changed its name to NTL Incorporated on March 3, 2006. From March 6, 2006, share prices reflect the market price for that company, which was renamed Virgin Media Inc. on February 6, 2007.

(b)   Not applicable.

(c)   Purchases of Equity Securities by the Issuer

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1–January 31, 2007	53,063	$25.30	—	$—
March 1–March 31, 2007	93,366	25.09	—
April 1–April 30, 2007	54,748	25.49	—

Total	201,177	25.25	—

(1)
In March, 2007, we adopted a net issuance policy to permit the net issuance of restricted stock to, and the net issuance exercise of our stock options by, a director or employee in specified circumstances. In a net issuance transaction, we withhold sufficient shares to satisfy the withholding taxes triggered upon the vesting of restricted stock or to satisfy the payment of the exercise price for options. This type of transaction is treated for accounting purposes effectively as the purchase of stock by the Company and an immediate cancellation of treasury stock.

(2)
Based on the mid-market share price of our common stock on the date of the net issuance transaction.

Item 6.    Selected Financial Data

        The selected consolidated financial information presented below should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this annual report. Historical results are not necessarily indicative of future results.

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K., with approximately 4.5 million customers.

        On March 3, 2006, NTL merged with a subsidiary of Telewest, which changed its name to NTL Incorporated. Because this transaction was accounted for as a reverse acquisition, the financial statements included in this annual report for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc., and for the period since March 3, 2006, these financial statements reflect the reverse acquisition of Telewest. See note 1 to the consolidated financial statements of Virgin Media Inc.

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

        We entered into an agreement for the sale of our Broadcast operations on December 1, 2004 and closed the sale on January 31, 2005. As of December 31, 2004, we accounted for the Broadcast operations as a discontinued operation. Therefore, the results of operations of the Broadcast operations have been removed from our results of continuing operations for all periods presented.

        We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7, Financial Reporting By Entity in reorganization under the Bankruptcy Code, or SOP 90-7. For financial reporting purposes, the effects of the completion of the plan of reorganization as well as adjustments for fresh-start reporting were recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed to have been created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which were equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. As a result, on January 1, 2003, we recognized £3,655.8 million for both operating income and income from continuing operations.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£4,073.7	£3,602.2	£1,947.6	£2,000.3	£1,887.4
Operating income (loss)	16.6	9.8	(19.7)	(52.5)	(194.4)
Loss from continuing operations	(463.5)	(509.2)	(241.7)	(509.4)	(606.7)
Basic and diluted loss from continuing operations per share	£(1.42)	£(1.74)	£(1.13)	£(2.34)	£(3.84)
Average number of shares outstanding	325.9	292.9	213.8	218.0	158.0

	As of December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	£321.4	£418.5	£832.1	£136.8	£446.1
Working capital	(453.4)	(604.4)	529.9	(286.8)	(48.1)
Fixed assets	5,655.6	6,026.3	3,294.9	3,531.6	3,857.2
Total assets	10,466.1	11,243.5	4,988.5	5,493.3	6,262.1
Long term debt	5,958.5	6,159.1	2,280.0	3,013.5	3,211.9
Shareholders' equity	2,810.5	3,230.1	1,955.0	1,574.5	2,068.6
Dividends declared per common share (in U.S. dollars)	$0.13	$0.05	—	—	—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By number of customers, we are the U.K.'s largest residential broadband and mobile virtual network operator and second largest provider in the U.K. of pay television and fixed line telephone services. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly-owned channels, such as Virgin 1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        For further discussion of our business, please refer to Item 1 of this annual report.

Revenue

        Our revenue by segment for the years ended December 31, 2007, 2006 and 2005 was as follows (in millions):

	Year ended December 31,
	2007		2006		2005
Cable Segment
Consumer	£2,486.2	61.0%	£2,393.3	66.4%	£1,520.0	78.0%
Business	641.8	15.8	614.0	17.1	427.6	22.0

	3,128.0	76.8	3,007.3	83.5	1,947.6	100.0
Mobile Segment	597.6	14.7	292.1	8.1	—	—
Content Segment	348.1	8.5	302.8	8.4	—	—

	£4,073.7	100.0%	£3,602.2	100.0%	£1,947.6	100.0%

        The principal sources of revenue within each segment are:

  Cable

  •
  consumer—monthly fees and usage charges for telephone services, cable television services and internet access; and

  •
  business—monthly fees and usage charges for inbound and outbound voice, data and internet services and charges for transmission, fiber and voice services provided to retail and wholesale customers over our national network.

  Mobile

  •
  mobile services—monthly fees and usage charges for airtime, data, roaming and long-distance calls; and

  •
  mobile handset and other equipment—charges for the supply of equipment.

  Content

  •
  transactional and interactive—sale and delivery of retail consumer goods through television shopping channels; and

  •
  advertising—fees for television airing of advertising from advertisers or advertising agencies.

Expenses

        The principal components of our operating costs and selling, general and administrative expenses within each segment include:

  Cable

  •
  payroll and other employee-related costs;

  •
  television programming costs;

  •
  interconnect costs paid to carriers relating to call termination services;

  •
  facility-related costs, such as rent, utilities and rates;

  •
  marketing and selling costs;

  •
  costs of maintaining our cable network infrastructure and IT systems; and

  •
  allowances for doubtful accounts.

  Mobile

  •
  interconnect costs paid to other carriers relating to mobile call termination services;

  •
  purchase costs of mobile handsets and other equipment;

  •
  subscriber acquisition costs;

  •
  payroll and other employee-related costs;

  •
  marketing and selling costs;

  •
  facility-related costs, such as rent, utilities and rates;

  •
  repairs and maintenance costs; and

  •
  allowances for doubtful accounts.

  Content

  •
  television production programming costs;

  •
  amortization of television and movie program costs;

  •
  costs of purchasing consumer goods for re-sale;

  •
  leased satellite transponder costs;

  •
  payroll and other employee-related costs;

  •
  marketing and selling costs;

  •
  repairs and maintenance costs;

  •
  facility-related costs, such as rent, utilities and rates; and

  •
  allowances for doubtful accounts.

Acquisitions and Disposals

Acquisition of Virgin Mobile

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement for a purchase price totaling £953.2 million, including cash of £419.2 million, common stock valued at £518.8 million and direct transaction costs of £15.2 million.

Reverse Acquisition of Telewest

        On March 3, 2006, NTL merged with a subsidiary of Telewest and the merger has been accounted for as a reverse acquisition of Telewest using the purchase method. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc. The total purchase price was £3.5 billion, including cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and direct transaction costs of £25.1 million.

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

        On May 9, 2005, we sold our telecommunications operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley, for an aggregate purchase price of €333.4 million, or £225.5 million.

        As a result of the sale of our Broadcast and Ireland operations, we have accounted for the Broadcast and Ireland operations as discontinued operations. The results of operations for the Broadcast and Ireland operations have been excluded from the components of loss from continuing operations and shown in a separate caption, titled income from discontinued operations.

Factors Affecting Our Business

Cable Segment

        In our Cable segment, residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our profitability include customer churn, average revenue per user (ARPU), competition, capital expenditures and seasonality.

        Customer Churn.    Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like competition and customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, or if we fail to match offerings by our competitors.

        Cable ARPU.    Average Revenue Per User, or ARPU, is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any recognition of revenue from our Mobile segment.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT and resellers or local loop unbundlers, such as BSkyB and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali and BT, and mobile telephone services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

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

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

Mobile Segment

        Factors particularly affecting our Mobile segment include competition, seasonality and our third party distribution arrangements.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets from mobile operators, including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. Many of our competitors are part of large multinational organizations, have substantial advertising and marketing budgets, and have a significant retail presence. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

        Seasonality.    Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas holiday period. Our ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. During the summer holiday months, roaming revenue is generally higher as a result of increased international travel.

        Distribution.    We primarily rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new customers or retain existing customers may be adversely affected. We also distribute our products through our own retail outlets.

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues, and programming rights. sit-up competes with a large variety of retailers in the U.K. market and with other television channels for audiences. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

        Limited Number of Buyers.    The principal third party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

        Access to Content.    Most of the television content on the Virgin Media TV channels is purchased, mainly from the U.S., and because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV has experienced and may continue to experience an increase in the cost of its programming.

        Seasonality.    Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up records increased revenues and costs in the fourth quarter due to generally higher retail sales in the lead up to the Christmas holiday.

        Advertising Revenue.    The majority of revenue for Virgin Media TV is from advertisers. Consequently, Virgin Media TV's revenue is directly affected by changes in the total spend on television advertising in the U.K., the viewing levels for its channels and the proportion of the U.K. advertising market represented by IDS.

General

        Other factors affecting our business include:

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

        Integration.    We continue to integrate our legacy NTL and Telewest cable businesses and Virgin Mobile. This involves the incurrence of substantial operating and capital expenditures and, in some cases, involves the outsourcing of key functions in an effort to achieve synergies through the integration of the businesses. We will be completing the final stages of the integration of our cable billing platforms during 2008. Any issues that may arise in connection with our integration could have a material negative effect on our financial performance.

Critical Accounting Policies

        Our consolidated financial statements and related financial information are based on the application of U.S. Generally Accepted Accounting Principles, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgment and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

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

        Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives, are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. We evaluate our Cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. In the future, we may incur impairment charges under Financial Accounting Standards

Board Statement No. 142, Accounting for Goodwill and Other Intangible Assets, or FAS 142, if market values decline and we do not achieve expected cash flow growth rates.

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

        We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgments and the use of estimates. Our management use their experience and expertise in applying judgments about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

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

        Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts and customer lists; the trademark's brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company's product portfolio and discount rates. Management's assumptions about fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur, which may affect management's estimates.

        Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities in relation to tax exposures or liabilities to restructure the pre-acquisition businesses of NTL, Telewest and Virgin Mobile, including the exit of properties and termination of employees, are revised as estimates are updated.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. The adoption of FAS 146 did not have a significant effect on our results of operations, financial condition or cash flows.

        Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given, in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

        In relation to our restructuring activities, we have recorded a liability of £89.6 million as of December 31, 2007 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given to sublessees, amounts of lease termination costs, and discount rates.

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

        At each period end, we make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the U.S., permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when we believe an assessment is probable and the amount is estimable. In accordance with GAAP, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and as our tax environment changes.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008 effective January 1, 2008. While we are still addressing the impact of the adoption of this Standard it is not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of FAS 159 will have on our consolidated financial statements and are not yet in a position to determine its effects.

Consolidated Results of Operations from Continuing Operations

Consolidated Results of Operations for the Years Ended December 31, 2007 and 2006

Revenue

        For the year ended December 31, 2007, revenue increased by 13.1% to £4,073.7 million from £3,602.2 million for the year ended December 31, 2006. This increase was primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006, and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006, as compared to their inclusion for the full year in 2007. Offsetting this has been an underlying decline in revenue in our Cable and Content segments due to the factors described below in our segmental results of operations for the years ended December 31, 2007 and 2006.

Expenses

        Operating costs.    For the year ended December 31, 2007, operating costs, including network expenses, increased by 16.4% to £1,830.0 million from £1,572.8 million during the same period in 2006. This increase was primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 44.9% for the year ended December 31, 2007 from 43.7% for the same period in 2006, due to a decline in gross margins in our Cable segment together with the full year impact in 2007 of the inclusion of the Telewest Content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower gross margins than our Cable segment.

        Selling, general and administrative expenses.    For the year ended December 31, 2007, selling, general and administrative expenses increased by 5.9% to £960.2 million from £906.9 million for the same period in 2006. This increase was primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile and higher marketing costs in connection with the Virgin Media rebrand, partially offset by a reduction in our employee expenses as a result of our integration activities together with lower company bonus scheme payments, a reduction in our share-based compensation expense resulting primarily from stock and option forfeitures, lower bad debt expense due to operational improvements in our billing and collections following the integration of our systems and processes, and gains resulting from the settlement of certain contractual issues.

Other charges

        Other charges of £28.7 million in the year ended December 31, 2007 and £67.0 million in the year ended December 31, 2006 related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        The following table summarizes our historical restructuring accruals (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2007	£—	£43.4	£43.4
Revisions	—	(0.1)	(0.1)
Charged to expense	—	3.6	3.6
Utilized	—	(11.0)	(11.0)

Balance, December 31, 2007	£—	£35.9	£35.9

        The following table summarizes our restructuring accruals resulting primarily from the reverse acquisition of Telewest (in millions):

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2007	£18.7	£64.7	£83.4
Amendments offset against goodwill	—	(11.3)	(11.3)
Revisions	—	(8.2)	(8.2)
Charged to expense	27.9	5.5	33.4
Utilized	(34.0)	(9.6)	(43.6)

Balance, December 31, 2007	£12.6	£41.1	£53.7

Depreciation expense

        For the year ended December 31, 2007, depreciation expense increased to £924.9 million from £799.1 million for the same period in 2006. This increase was primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile, together with purchases of new fixed assets during the year and the effect of a full year of depreciation expense in 2007 for assets placed in service in 2006.

Amortization expense

        For the year ended December 31, 2007, amortization expense increased to £313.3 million from £246.6 million for the same period in 2006. The increase in amortization expense related to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other, net

        For the year ended December 31, 2007, interest income and other decreased to £19.5 million from £34.7 million for the year ended December 31, 2006 primarily as a result of increased losses on disposals of fixed assets and a decline in interest income due to lower average cash balances, partially offset by a gain on disposal of investments. In 2007, interest income and other included gains on disposal of investments totaling £8.1 million, offset by losses on disposal of fixed assets totaling £18.8 million.

Interest expense

        For the year ended December 31, 2007, interest expense increased to £514.2 million from £457.4 million for the same period in 2006, primarily due to the additional borrowings resulting from the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        We paid cash interest of £486.9 million for the year ended December 31, 2007 and £327.1 million for the year ended December 31, 2006. The increase in cash interest payments resulted from the additional borrowings following the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in the timing of interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2007, loss on extinguishment of debt was £3.2 million, and related to the write off of deferred financing costs as a result of our partial repayments under our senior credit facility.

        For the year ended December 31, 2006, loss on extinguishment of debt was £32.8 million, and related primarily to the write off of deferred financing costs on our previous senior credit facility that was repaid upon completion of the refinancing of the reverse acquisition of Telewest.

Share of income from equity investments

        For the year ended December 31, 2007, share of income from equity investments was £17.7 million as compared with income of £12.5 million for the same period in 2006. The income from equity investments in the year ended December 31, 2007 was largely comprised of our proportionate share of the income earned by UKTV. The increase in our proportionate share of the income earned by UKTV was primarily due to the inclusion of UKTV within our Content segment only from March 3, 2006 following the reverse acquisition of Telewest as compared with its inclusion for a full year in 2007, together with an increase in UKTV's net income in 2007 resulting primarily from additional advertising revenue.

(Loss) gain from derivative instruments

        The loss from derivative instruments of £2.5 million in the year ended December 31, 2007, primarily related to losses on cross-currency interest rate swaps not designated as hedges offset by hedge ineffectiveness on interest rate swaps. The gain from derivative instruments of £1.3 million in the year ended December 31, 2006 related primarily to favorable movements in the fair value of derivative instruments not designated as hedges.

Foreign currency transaction gains (losses)

        For the year ended December 31, 2007, foreign currency transaction gains were £5.1 million as compared with losses of £90.1 million for the same period in 2006. The foreign currency transaction gains in the year ended December 31, 2007 were largely comprised of favorable exchange rate movements in our U.S. dollar long term debt and payables. The foreign currency losses in the year ended December 31, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to economically hedge the repayment of our U.S. dollar denominated bridge facility. The repayment of $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that was recorded as a component of equity. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £807.9 million of our indebtedness is denominated in U.S. dollars and £522.1 million of our indebtedness is denominated in euros.

Income tax expense (benefit)

        For the year ended December 31, 2007, income tax expense was £2.5 million as compared with an income tax benefit of £11.8 million for the same period in 2006. The 2007 and 2006 expense (benefit) was composed of (in millions):

	2007	2006
U.S. state and local income tax	£(0.6)	£—
Foreign tax	(4.9)	(2.7)
Deferred U.S. income tax	7.6	(8.6)
Alternative minimum tax	0.4	(0.5)

Total	£2.5	£(11.8)

        In 2007, we received refunds of £7.9 million in respect of pre-acquisition periods of Virgin Mobile and £0.4 million of U.S. federal income tax relating to pre-acquisition periods of Telewest. We paid £0.6 million of U.S alternative minimum tax.

        In 2006, we received refunds of £1.3 million of U.S. alternative minimum tax and £0.1 million of U.S. state and local tax. We also paid £3.1 million of U.S. federal income tax in respect of pre-acquisition periods of Telewest. In addition, we paid £4.6 million of U.K. tax expense in respect of pre-acquisition periods of Virgin Mobile.

Loss from continuing operations

        For the year ended December 31, 2007, loss from continuing operations decreased to £463.5 million from a loss of £509.2 million for the same period in 2006 due to the factors discussed above.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2007 was £1.42 compared to £1.74 for the year ended December 31, 2006. Basic and diluted loss per share is computed using a weighted average of 325.9 million shares issued and outstanding in the year ended December 31, 2007 and a weighted average of 292.9 million shares issued and outstanding for the same period in 2006. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at December 31, 2007 and 2006 were excluded from the calculation of diluted net loss per share, since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Segmental Results of Operations for the Years Ended December 31, 2007 and 2006

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 19 to Virgin Media's consolidated financial statements. The segment results for the year ended December 31, 2007 included in our consolidated financial statements are reported on an actual basis and include the results of Telewest and Virgin Mobile for the full year. The segment results for the year ended December 31, 2006 included in our consolidated financial statements are reported on an actual basis and include the results of Telewest from March 3, 2006 and the results of Virgin Mobile from July 4, 2006.

        The results of operations of each of our Cable and Content segments reported in this section for the year ended December 31, 2007 are reported on an actual basis and for the year ended December 31, 2006 are reported on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the period presented and combine Telewest's historical

Content and sit-up segments into the combined company's Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment prior to March 3, 2006. Comparative pro forma results of our Mobile segment have not been presented.

        The reportable segments disclosed in this annual report are based on our management organizational structure as of December 31, 2007. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

        The summary combined results of operations of our Cable segment were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)
Revenue	£3,128.0	£3,225.4
Inter segment revenue	4.1	3.0
Segment OCF	1,162.3	1,145.2
Depreciation, amortization and other charges	(1,160.1)	(1,134.9)
Operating income	£2.2	£10.3

  Revenue

        Our Cable segment revenue by customer type for the years ended December 31, 2007 and 2006 was as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Revenue:
Consumer	£2,486.2	£2,568.6	(3.2)%
Business	641.8	656.8	(2.3)%

Total revenue	£3,128.0	£3,225.4	(3.0)%

        Consumer:    For the year ended December 31, 2007, revenue from residential customers decreased by 3.2% to £2,486.2 million from pro forma revenue of £2,568.6 million for the year ended December 31, 2006. This decrease was primarily due to a decline in the number of fixed line telephone customers, reductions in telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace. In addition, in 2007 we took significant steps to increase alignment of the prices paid by our existing customers with the prices paid by new customers. Partially offsetting these decreases have been increases in revenue from selective telephony price increases as well as from additional customers subscribing to our television and broadband services.

        Cable ARPU decreased to £42.24 for the three months ended December 31, 2007 from £42.82 for the three months ended December 31, 2006. The decrease in Cable ARPU was due to reduced telephony usage and higher price discounting as discussed above. The decline has been mitigated by our focus on acquiring new bundled customers and cross-selling and up-selling to existing customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.29 at December 31, 2007 from 2.17 at December 31, 2006 and by "triple-play" penetration growing to 49.5% at December 31, 2007 from 40.6% at December 31, 2006. A triple-play customer is a customer who subscribes to our television, broadband and fixed line telephone services.

        Business:    For the year ended December 31, 2007, revenue from business customers decreased by 2.3% to £641.8 million from £656.8 million on a pro forma basis for the year ended December 31, 2006. This decrease was primarily attributable to declines in telephony voice revenues, partially offset by growth in data revenue in our retail sales channel. Retail data revenues represented 37.7% of the retail business revenue for the year ended December 31, 2007 compared with 35.1% for the year ended December 31, 2006.

        We anticipate that the revenue from our wholesale sales channel will decline in 2008 due to continued reduction in our internet service provider subscriber base and certain mobile customer contract accounts. Consequently, business revenue overall in 2008 is expected to be lower than in 2007, although we continue to expect higher retail data revenue.

        Business revenue was comprised of (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Business revenue:
Retail:
Voice	£214.6	£233.7	(8.2)%
Data	170.6	156.9	8.7%
Other	67.3	55.8	20.6%

	452.5	446.4	1.4%
Wholesale	189.3	210.4	(10.0)%

Total business revenue	£641.8	£656.8	(2.3)%

  Cable segment OCF

        For the year ended December 31, 2007, Cable segment OCF increased by 1.5% to £1,162.3 million from £1,145.2 million on a pro forma basis for the year ended December 31, 2006. Lower consumer and business revenues have been more than offset by savings in operating costs and selling, general and administrative costs. Cost savings resulting from the integration activities since the reverse acquisition of Telewest, including improvements in bad debt expense, lower company bonus scheme payments and a reduction in share based compensation expense were partially offset by marketing and advertising costs incurred in connection with the rebrand to Virgin Media in the first quarter of 2007.

  Summary Cable Statistics

        Selected statistics for residential cable customers of Virgin Media, excluding customers off our network and Virgin Mobile customers, for the three months ended December 31, 2007 as well as the four prior quarters, are set forth in the table below. The total number of cable customers directly connected to our network fell by 117,200 during the six months ended June 30, 2007 partly as a result of the increase in competition in the marketplace together with the removal of BSkyB's basic channels from our platform and increased during the second half of the year by 37,400 reflecting our focus on reducing customer churn during this period, particularly in the fourth quarter during which our average monthly churn fell to 1.4%. The total number of Cable RGUs grew to 10,923,400 at December 31, 2007 from 10,526,400 at December 31, 2006, representing an increase in net RGUs of 397,000, of which 206,200 were added in the fourth quarter of 2007.

	Three months ended
	December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006
Opening customers	4,750,300		4,737,300		4,807,600		4,854,500		4,891,500
Customer additions	225,100		256,500		191,900		184,300		213,500
Customer disconnects	(200,700)		(243,500)		(262,200)		(231,200)		(250,500)
Net customer movement	24,400		13,000		(70,300)		(46,900)		(37,000)
Closing customers	4,774,700		4,750,300		4,737,300		4,807,600		4,854,500
Cable churn(1)	1.4%		1.7%		1.8%		1.6%		1.7%
Cable Revenue Generating Units(2)(3)
Television	3,478,100		3,417,000		3,396,600		3,390,000		3,353,900
DTV (included in Television)	3,253,500		3,167,000		3,125,300		3,081,100		3,005,900
Telephone	4,031,400		3,992,500		3,993,800		4,050,600		4,114,000
Broadband	3,413,900		3,307,700		3,191,900		3,146,400		3,058,500
Total Cable Revenue Generating Units	10,923,400		10,717,200		10,582,300		10,587,000		10,526,400
Cable RGU/Customer	2.29	x	2.26	x	2.23	x	2.20	x	2.17	x
Triple-play penetration	49.5%		47.0%		45.2%		42.9%		40.6%
Cable Average Revenue Per User(4)	£42.24		£41.55		£42.16		£42.75		£42.82
Cable ARPU calculation:
On-net Cable revenues (millions)	£604.7		£590.5		£603.1		£620.0		£626.7
Average customers	4,771,700		4,737,100		4,768,000		4,834,900		4,878,800

(1)
Customer churn is calculated by taking the total disconnects during the month and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(2)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

(3)
Data cleanse activity in the second quarter of 2007 did not result in a change in customer numbers but did result in an increase of 4,200 RGUs comprised of an increase of approximately 4,400 Television and 100 Telephone RGUs and a decrease of approximately 300 Broadband RGUs.

(4)
The monthly cable average revenue per user, or Cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three.

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	Three months ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Broadband RGUs	287,300	282,300	275,200	270,500	260,800
Telephone RGUs	103,900	90,500	75,500	65,100	44,500

Mobile Segment

        Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. The summary combined results of operations of our Mobile segment were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (From Acquisition)
Revenue	£597.6	£292.1
Segment OCF	108.7	30.2
Depreciation, amortization and other charges	(87.4)	(41.7)
Operating income (loss)	£21.3	£(11.5)

  Revenue

        Our Mobile segment revenue was comprised of (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (From Acquisition)	Increase/ (Decrease)
Revenue:
Service	£567.6	£274.3	106.9%
Equipment(1)	30.0	17.8	68.5%

Total revenue	£597.6	£292.1	104.6%

(1)
Equipment revenue is stated net of discounts earned through service usage.

        For the year ended December 31, 2007 revenue increased to £597.6 million from £292.1 million for the year ended December 31, 2006. The increase was primarily attributable to the acquisition of Virgin Mobile in 2006 and the inclusion of its revenue from July 4, 2006 compared to the inclusion of revenue for a full year in 2007.

        Mobile ARPU increased to £10.69 for the three months ended December 31, 2007 from £10.59 for the three months ended December 31, 2006. The increase is primarily due to the increased proportion of our contract customers, relative to the total number of mobile customers, rising to 8.4% at December 31, 2007 from 4.2% at December 31, 2006, partially offset by lower prepay usage in the three months ended December 31, 2007.

  Mobile segment OCF

        For the year ended December 31, 2007, Mobile segment OCF was £108.7 million compared with £30.2 million for the period from acquisition to December 31, 2006, due to a full year of operating activity, compared with 180 days in 2006, along with our shift towards more efficient sales channels, such as cross-selling with our Cable segment products and other direct channels with lower subscriber acquisition costs.

  Summary Mobile Statistics

        Selected statistics for Virgin Mobile are set forth in the table below. In the year ended December 31, 2007, the number of mobile customers decreased by a net 31,400. Contract customer gains of 184,200 were offset by net losses of 215,600 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our Cable segment products. The decline in prepay customers reflects increased competition in the prepay market, although the decline was halted in the latter half of the year following our decision to re-engage in a more favorable prepay market.

	Three months ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Opening mobile customers(1):
Prepay	4,102,100	4,115,900	4,215,200	4,330,700	4,390,900
Contract	328,800	299,100	246,300	192,100	120,800

	4,430,900	4,415,000	4,461,500	4,522,800	4,511,700
Net mobile customer additions:
Prepay	13,000	(13,800)	(99,300)	(115,500)	(60,200)
Contract	47,500	29,700	52,800	54,200	71,300

	60,500	15,900	(46,500)	(61,300)	11,100
Closing mobile customers:
Prepay	4,115,100	4,102,100	4,115,900	4,215,200	4,330,700
Contract	376,300	328,800	299,100	246,300	192,100

	4,491,400	4,430,900	4,415,000	4,461,500	4,522,800
Mobile average revenue per user(2)	£10.69	£11.11	£10.70	£10.07	£10.59
Mobile ARPU calculation:
Mobile service revenue (millions)	£142.0	£147.3	£142.3	£136.0	£141.8
Average mobile customers	4,429,200	4,417,900	4,434,700	4,499,300	4,465,400

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 90 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected.

(2)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers for the period, divided by three.

Content Segment

        The summary combined results of operations of our Content segment were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)
Revenue	£348.1	£362.1
Inter segment revenue	24.4	22.7
Segment OCF	12.5	25.7
Depreciation, amortization and other charges	(19.4)	(18.5)
Operating (loss) income	£(6.9)	£7.2

  Revenue

        Our Content segment revenue for the years ended December 31, 2007 and 2006 was as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Revenue:
Virgin Media TV	£109.5	£135.6	(19.2)%
Sit-up	238.6	226.5	5.3%

Total revenue	£348.1	£362.1	(3.9)%

        For the year ended December 31, 2007, Content segment revenue decreased by 3.9% to £348.1 million from £362.1 million on a pro forma basis for the year ended December 31, 2006. This decrease is driven largely by reduced subscription revenue in Virgin Media TV mainly as a result of a new satellite television carriage contract entered into at the end of 2006 which has lower pricing, partially offset by increased advertising revenues together with increased retail revenue from our sit-up channels.

  Content segment OCF

        For the year ended December 31, 2007, Content segment OCF decreased by 51.4% to £12.5 million from £25.7 million on a pro forma basis for the year ended December 31, 2006. The decrease in Content segment OCF is mainly due to the reduction in subscription revenue referred to above and increased programming costs, partially offset by the settlement of certain long standing contractual issues totaling £13.0 million.

  Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview. UKTV is the second largest pay television operator in the U.K. by viewing share.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £18.7 million and £12.3 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 our investment in UKTV is carried on the balance sheet at £367.7 million, which includes an outstanding loan totaling £145.6 million.

        UKTV receives financing through a loan from Virgin Media, which was £145.6 million at December 31, 2007. This loan effectively acts as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £16.4 million for the year ended December 31, 2007. We also received dividends, interest payments and payments for consortium tax relief from UKTV totaling £21.9 million during 2007.

Consolidated Results of Operations for the Years Ended December 31, 2006 and 2005

Revenue

        For the year ended December 31, 2006, revenue increased by 85.0% to £3,602.2 million from £1,947.6 million for 2005. This increase was primarily due to the reverse acquisition of Telewest and the inclusion of its revenues from March 3, 2006, and to the acquisition of Virgin Mobile and the inclusion of its revenues from July 4, 2006.

        Cable ARPU increased steadily through the year, reflecting our drive to encourage "triple-play" bundling and a focus on better quality customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable RGUs per customer increasing from 1.99 at December 31, 2005 to 2.17 at December 31, 2006 and by the percentage of our customers with triple-play services growing from 29.3% at December 31, 2005 to 40.6% at December 31, 2006. These increases arose primarily because the number of Cable RGUs per customer and the percentage of customers were higher in the legacy Telewest business than in NTL.

Expenses

        Operating costs.    For the year ended December 31, 2006, operating costs, including network expenses, increased by 94.6% to £1,572.8 million from £808.3 million during the same period in 2005. This increase was primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Operating costs as a percentage of revenue increased to 43.7% for the year ended December 31, 2006, from 41.5% for the same period in 2005, in part due to the inclusion of the Telewest content segment subsequent to the reverse acquisition of Telewest and the new Mobile segment subsequent to the acquisition of Virgin Mobile, since these segments have lower margins than our Cable segment.

        Selling, general and administrative expenses.    For the year ended December 31, 2006, selling, general and administrative expenses increased by 87.8% to £906.9 million from £483.0 million for the same period in 2005. This increase was primarily attributable to the reverse acquisition of Telewest and to the acquisition of Virgin Mobile. Selling, general and administrative expenses as a percentage of revenue increased slightly to 25.2% for the year ended December 31, 2006, from 24.8% for the same period in 2005, partly due to costs incurred in connection with the integration of NTL and Telewest and increased stock based compensation expense offset by savings from lower employee related costs as a result of involuntary employee terminations in the year ended December 31, 2006.

Other charges

        Other charges of £67.0 million in the year ended December 31, 2006 related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        The following table summarizes our historical restructuring accruals (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2006	£—	£45.3	£45.3
Charged to expense	—	4.0	4.0
Utilized	—	(5.9)	(5.9)

Balance, December 31, 2006	£—	£43.4	£43.4

        The following table summarizes our restructuring accruals resulting primarily from the reverse acquisition of Telewest (in millions):

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Total
Balance, January 1, 2006	£—	£—	£—
Accruals resulting from business acquisition recognized under EITF 95-3	43.2	45.9	89.1
Charged to expense	40.3	22.7	63.0
Utilized	(64.8)	(3.9)	(68.7)

Balance, December 31, 2006	£18.7	£64.7	£83.4

Depreciation expense

        For the year ended December 31, 2006, depreciation expense increased to £799.1 million from £541.7 million for the same period in 2005. This increase was primarily attributable to the reverse acquisition of Telewest and related fair value adjustment to the property and equipment acquired, and to the acquisition of Virgin Mobile. Excluding the impact of the reverse acquisition of Telewest and of the acquisition of Virgin Mobile, depreciation expense decreased due to the absence of depreciation on some assets that became fully depreciated in 2005.

Amortization expense

        For the year ended December 31, 2006, amortization expense increased to £246.6 million from £109.5 million for the same period in 2005. The increase in amortization expense related to additional intangible assets arising from the reverse acquisition of Telewest and from the acquisition of Virgin Mobile.

Interest income and other

        For the year ended December 31, 2006, interest income and other increased to £34.7 million from £29.4 million for the year ended December 31, 2005, primarily as a result of increased interest rates and additional cash balances throughout the year.

Interest expense

        For the year ended December 31, 2006, interest expense increased to £457.4 million from £235.8 million for the same period in 2005, primarily as a result of the additional borrowings as a result of the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        We paid cash interest of £327.1 million for the year ended December 31, 2006, and £216.8 million for the year ended December 31, 2005. The increase in cash interest payments resulted from the effects of the new senior credit facility and senior bridge facility in respect of the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in the timing of interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2006, loss on extinguishment of debt was £32.8 million, and related primarily to the write off of deferred financing costs on the senior credit facility that was repaid upon completion of the refinancing of the reverse acquisition of Telewest.

        For the year ended December 31, 2005, loss on extinguishment of debt was £2.0 million, and related to the redemption of the $100 million floating rate senior notes due 2012 on July 15, 2005.

Foreign currency transaction gains (losses)

        For the year ended December 31, 2006, foreign currency transaction losses were £90.1 million as compared with gains of £5.3 million for 2005. The foreign currency losses in the year ended December 31, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to economically hedge the repayment of the U.S. dollar denominated bridge facility. The repayment of $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that was recorded as a component of equity. The foreign currency transaction gains in the year ended December 31, 2005 included gains of £43.7 million on the forward rate contracts and collars taken out in December 2005 in connection with £1.8 billion of the expected cash purchase price of Telewest offset by losses on the revaluation of foreign currency denominated long term debt and related forward contracts.

Income tax expense (benefit)

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

Loss from continuing operations

        For the year ended December 31, 2006, loss from continuing operations was £509.2 million compared with a loss of £241.7 million for the same period in 2005. The increase in loss from continuing operations was primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile together with the associated increases in depreciation, amortization, interest expense, foreign exchange losses and loss on extinguishment of debt partially offset by increased income from those acquisitions during the year.

Cumulative effect of changes in accounting principle

        In June 2005, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") 143-1, Accounting for Electronic Waste Obligations, or FSP 143-1, addressing the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply its provisions to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. The Directive was adopted by the U.K. on December 12, 2006, and was effective January 2, 2007. Management reviewed their obligations under the law and concluded that an obligation existed for certain of our customer premises equipment. As a result we recognized a retirement obligation of £58.2 million and fixed assets of £24.4 million on the balance sheet and a cumulative effect change in accounting principle of £33.8 million in the consolidated statement of operations.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2006 was £1.74 compared to £1.13 for the year ended December 31, 2005. Basic and diluted loss from continuing operations per share was computed using a weighted average of 292.9 million shares issued in the year ended December 31, 2006 and a weighted average of 213.8 million shares issued for the same period in 2005. Options and warrants to purchase shares along with shares of restricted stock held in escrow outstanding at December 31, 2006 and 2005, were excluded from the calculation of diluted net loss per share since the inclusion of such options, warrants and restricted stock are anti-dilutive.

Segmental Results of Operations for the Years Ended December 31, 2006 and 2005

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in note 19 to Virgin Media's consolidated financial statements. The segment results for the year ended December 31, 2006 included in our consolidated financial statements were reported on an actual basis and included the results of Telewest from March 3, 2006 and the results of Virgin Mobile from July 4, 2006.

        The results of operations of each of our Cable and Content segments for the years ended December 31, 2006 and 2005 are reported in this section on a pro forma combined basis as if the reverse acquisition of Telewest had occurred at the beginning of the periods presented and combine Telewest's historical Content and sit-up segments into the combined company's Content segment. The pro forma data has been calculated on a basis consistent with the pro forma financial information filed with the Securities and Exchange Commission under our Form 8-K/A on May 10, 2006. We believe that a pro forma comparison of these segments is more relevant than a historic comparison as: (a) in respect of our Cable segment, the size of the acquired legacy Telewest cable business would obscure any meaningful discussion of changes in our Cable segment if viewed on a historical basis; and (b) we did not have a Content segment prior to March 3, 2006. Comparative pro forma results of our Mobile segment have not been presented.

        The reportable segments disclosed in this Form 10-K are based on our management organizational structure as of December 31, 2006. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

        The summary pro forma combined results of operations of our Cable segment were as follows (in millions):

	Year ended December 31,
	2006	2005
Revenue	£3,225.4	£3,205.2
Inter segment revenue	3.0	2.6
Segment OCF	1,145.2	1,191.7
Depreciation, amortization and other charges	(1,134.9)	(1,139.6)
Operating income	£10.3	£52.1

  Revenue

        Our pro forma Cable segment revenue by customer type for the years ended December 31, 2006 and 2005 was as follows (in millions):

	Year ended December 31,
	2006	2005	Increase/ (Decrease)
Revenue:
Consumer	£2,568.6	£2,527.4	1.6%
Business	656.8	677.8	(3.1)%

Total revenue	£3,225.4	£3,205.2	0.6%

        Consumer:    For the year ended December 31, 2006, pro forma revenue from residential customers increased by 1.6% to £2,568.6 million from £2,527.4 million for the year ended December 31, 2005. This increase was driven largely by growth in the number of broadband internet subscribers together with television and telephony price rises partially offset by lower telephony usage. Cable ARPU increased steadily through the year, reflecting our drive to encourage triple-play bundling and a focus on better quality customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers resulted in Cable RGUs per customer increasing from 2.06 on a pro forma basis at December 31, 2005 to 2.17 at December 31, 2006 and by triple-play penetration growing from 32.4% on a pro forma basis at December 31, 2005 to 40.6% at December 31, 2006.

        Business:    For the year ended December 31, 2006, pro forma revenue from business customers decreased by 3.1% to £656.8 million from £677.8 million for the year ended December 31, 2005. This decrease was attributable to declines in telephony voice revenue and lower wholesale and other revenues, partially offset by greater data installation and rental revenue.

  Cable segment OCF

        For the year ended December 31, 2006, pro forma Cable segment OCF decreased by 3.9% to £1,145.2 million from £1,191.7 million for the year ended December 31, 2005. The decrease in OCF was primarily due to increased selling, general and administrative expenses, which included pre-acquisition charges of £20.9 million relating to the reverse acquisition of Telewest, consisting of legal and professional charges of £11.7 million and executive compensation costs and insurance expenses of £9.2 million, together with integration costs incurred since the acquisition.

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

        Net customer additions in the three months ended December 31, 2006 were 11,100 compared to 122,700 in the three months ended September 30, 2006. Customer growth was lower due to increased price competition, and higher advertising spend from our mobile competitors. We continued to grow the number of higher mobile ARPU contract customers.

Content Segment

        The summary pro forma combined results of operations of our Content segment were as follows (in millions):

	Year ended December 31,
	2006	2005
Revenue	£362.1	£287.2
Inter segment revenue	22.7	20.6
Segment OCF	25.7	26.7
Depreciation, amortization and other charges	18.5	25.6
Operating income	£7.2	£1.1

  Revenue

        For the year ended December 31, 2006, pro forma Content segment revenue increased by 26.1% to £362.1 million from £287.2 million for the year ended December 31, 2005. This increase was driven largely by the inclusion in the year ended December 31, 2006 of sit-up. sit-up was acquired by Telewest in May 2005 and contributed revenue of £226.4 million in 2006. Increased revenue from Virgin Media TV of £14.0 million was principally due to an increased share of the TV advertising revenue market as a result of the cumulative effect of the relative strength of the viewing performance of the Virgin Media TV channels, and increased subscription revenue arising from contractual price increases.

  Content segment OCF

        For the year ended December 31, 2006, pro forma Content segment OCF decreased by 3.7% to £25.7 million from £26.7 million for the year ended December 31, 2005. The decrease in pro forma Content segment OCF was primarily due to lower gross margins being achieved in 2006 compared with 2005, particularly in sit-up trading.

Consolidated Statement of Cash Flows

Years Ended December 31, 2007 and 2006

        For the year ended December 31, 2007, cash provided by operating activities decreased to £716.0 million from £786.1 million for the year ended December 31, 2006. This decrease is primarily attributable to an increase in cash paid for interest. For the year ended December 31, 2007, cash paid for interest, exclusive of amounts capitalized, increased to £486.9 million from £327.1 million during the same period in 2006. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        For the year ended December 31, 2007, cash used in investing activities was £509.8 million compared with cash used in investing activities of £2,954.0 million for the year ended December 31, 2006. The cash used in investing activities in the year ended December 31, 2007 mainly represented purchases of fixed assets. The cash used in investing activities in the year ended December 31, 2006 included £2,004.6 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million, and £418.5 million for the acquisition of Virgin Mobile, net of cash acquired of £14.1 million. Purchases of fixed and intangible assets decreased to £536.2 million for the year ended December 31, 2007 from £554.8 million for the same period in 2006 reflecting a higher utilization of finance leases.

        Cash used in financing activities for the year ended December 31, 2007 was £302.5 million compared with cash provided by financing activities of £1,865.2 million for the year ended December 31, 2006. For the year ended December 31, 2007, the principal uses of cash were the part repayments of our senior credit facilities and capital lease payments, totaling £1,170.8 million, and the principal components of cash provided by financing activities were new borrowings under our credit facilities, net of financing fees, of £874.5 million. For the year ended December 31, 2006, the principal components of cash provided by financing activities for the year ended December 31, 2006 were the new £5.3 billion senior credit facility and the $550 million senior notes due 2016, and the principal uses of cash were the repayment of our previous senior credit and bridge facilities utilizing the new borrowings and cash provided by operations. See further discussion under Liquidity and Capital Resources—Senior Credit Facility.

Years Ended December 31, 2006 and 2005

        Cash flow information provided below is for our continuing operations.

        For the year ended December 31, 2006, cash provided by operating activities increased to £786.1 million from £263.6 million for the year ended December 31, 2005. This increase was primarily attributable to the reverse acquisition of Telewest and the acquisition of Virgin Mobile, offset by an increase in cash paid for interest. For the year ended December 31, 2006, cash paid for interest, exclusive of amounts capitalized, increased to £327.1 million from £216.8 million during the same period in 2005. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        For the year ended December 31, 2006, cash used in investing activities was £2,954.0 million compared with cash provided by investing activities of £1,172.0 million for the year ended December 31, 2005. The cash used in investing activities in the year ended December 31, 2006 included £2,004.6 million for the reverse acquisition of Telewest, net of cash acquired of £294.9 million, and £418.5 million for the acquisition of Virgin Mobile, net of cash acquired of £14.1 million. The cash provided by investing activities in the year ended December 31, 2005 included £1.229 billion from the sale of our Broadcast operations. Purchases of fixed assets increased to £544.8 million for the year ended December 31, 2006 from £288.1 million for the same period in 2005 primarily because of the timing of cash payments and the reverse acquisition of Telewest.

        Cash provided by financing activities for the year ended December 31, 2006 was £1,865.2 million compared with cash used in financing activities of £895.6 million in the year ended December 31, 2005. The principal components of cash provided by financing activities for the year ended December 31, 2006 were the new £5.3 billion senior credit facility and the $550 million senior notes due 2016. The principal uses of cash during 2006 were the repayment of our previous senior credit and bridge facilities.

        The principal components of the cash used in financing activities for the year ended December 31, 2005 were the repurchases of our common stock in the open market in February and April 2005 for £114.0 million, the prepayment of £723.0 million on our senior credit facility and redemption of the floating rate senior notes due 2012.

Liquidity and Capital Resources

        As of December 31, 2007, we had £5,958.5 million of debt outstanding, compared to £6,099.8 million as of September 30, 2007 and £6,159.1 million as of December 31, 2006, and £321.4 million of cash and cash equivalents, compared to £364.0 million as of September 30, 2007 and £418.5 million as of December 31, 2006. The decrease in debt since the previous year is primarily attributable to a mandatory prepayment of our senior credit facility of £73.6 million in May 2007 as a result of cash flow generated in 2006, a voluntary prepayment of £200 million in December 2007 from existing cash balances, and exchange rate movements on our debt denominated in currencies other than the pound sterling.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditure, interest expense and debt amortization requirements. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network, offer new services and integrate our billing systems and customer databases. We expect that our cash on hand, together with cash from operations and undrawn credit facility, will be sufficient for our cash requirements through December 31, 2008. However, our cash requirements after December 31, 2008 may exceed these sources of cash. For instance, debt amortization repayments under our senior credit facility increase significantly in 2010. We believe that we will need to address these scheduled principal payments in part through means other than reliance on cash flow from operations, such as raising additional debt or equity, refinancing our existing facility, possible sales of assets, or other means. We may not be able to obtain financing, or sell assets at all, or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        We are a holding company with no independent operations or significant assets other than our investments in our subsidiaries. As a result, we will depend upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

        Our debt agreements contain restrictions on our ability to transfer cash between groups of our subsidiaries. As a result of these restrictions, although our overall liquidity may be sufficient to satisfy our obligations, we may be limited by covenants in some of our debt agreements from transferring cash to other subsidiaries that might require funds. In addition, cross default provisions in our other indebtedness may be triggered if we default on any of these debt agreements.

Senior Credit Facility

        During 2006, we entered into a new senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility.

        On April 13, 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year Tranche B6 term loan facility. We used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities. In April 2007, we also amended our senior credit facility to among other things, (i) enable us to issue this £890 million of additional indebtedness, (ii) relax certain of our financial covenants, and (iii) provide us with additional flexibility, including permitting our Board of Directors, if they so determine, to pay increased levels of dividends on our common stock.

        On May 15, 2007, we made a mandatory prepayment of £73.6 million under our senior credit facility as a result of cash flow generated in 2006. On December 17, 2007, we made a voluntary prepayment of £200 million utilizing available cash reserves.

        At December 31, 2007, the principal payments are scheduled as follows (in millions):

Date	Amount
September 30, 2009	£265.1
March 31, 2010	£526.5
September 30, 2010	£579.4
March 3, 2011	£966.0
September 3, 2012	£2,167.8
March 3, 2013	£300.0

        The senior credit facility (other than for Tranche C) has the benefit of a full and unconditional senior secured guarantee from Virgin Media Finance PLC as well as first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited or VMIH and of receivables arising under any intercompany loans to those subsidiaries. The senior secured guarantee of Virgin Media Finance PLC is secured by a first priority pledge of the entire capital stock of VMIH and the receivables under any intercompany loans from Virgin Media Finance PLC to VMIH. The guarantee of Tranche C of the senior credit facility will share in the security of Virgin Media Finance PLC granted to the senior credit facility, but will receive proceeds only after the other tranches and will not benefit from guarantees or security granted by other members of the group.

        The annual rate of interest payable under our senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

        The applicable interest margin for Tranche A, A1 and the revolving facility depends upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	1.250%
Greater than or equal to 3.00:1 but less than 3.40:1	1.375%
Greater than or equal to 3.40:1 but less than 3.80:1	1.500%
Greater than or equal to 3.80:1 but less than 4.20:1	1.625%
Greater than or equal to 4.20:1 but less than 4.50:1	1.750%
Greater than or equal to 4.50:1 but less than 4.80:1	1.875%
Greater than or equal to 4.80:1 but less than 5.00:1	2.125%
Greater than or equal to 5.00:1	2.250%

        The applicable interest margins for Tranche B and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
C	2.750%

Senior Notes

        On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with a principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year, beginning February 15, 2007. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

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

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of their assets; and

  •
  enter into transactions with affiliates.

        We are also subject to financial maintenance covenants under our senior credit facility. These covenants require us to meet financial covenants on a quarterly basis and the required levels increase over time. As a result, we will need to continue to improve our operating performance over the next several years to meet these levels. Failure to meet these covenant levels would result in a default under our senior credit facility.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Negative
Standard & Poor's	B+	Stable

        On August 9, 2007, Moody's changed the outlook for Virgin Media to "Negative", citing increased competitive pressure in the telephony and mobile businesses. The Company's ratings were unchanged. On November 15, 2007, Standard & Poor's raised the outlook for Virgin Media to "Stable", and affirmed the Company's ratings.

Cash Dividends

        We commenced the payment of regular quarterly dividends in June 2006. During the years ended December 31, 2007 and 2006, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4

        Future payments of regular quarterly dividends by us are at the discretion of the Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2007, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long Term Debt Obligations	£5,841.6	£1.8	£1,373.1	£3,134.2	£1,332.5
Capital Lease Obligations	201.2	34.7	38.1	40.1	88.3
Operating Lease Obligations	365.3	62.4	76.7	70.0	156.2
Purchase Obligations	724.1	354.2	202.4	117.7	49.8
Interest Obligations	1,982.0	459.3	824.3	517.2	181.2

Total	£9,114.2	£912.4	£2,514.6	£3,879.2	£1,808.0

Early termination charges		£47.1	£71.9	£30.3	£4.9

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        The following table includes information about our commercial commitments as of December 31, 2007. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	£10.0	£1.7	£—	£—	£8.3
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	21.4	4.7	15.3	—	1.4
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£31.4	£6.4	£15.3	£—	£9.7

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Derivative Instruments and Hedging Activities

        We have a number of derivative instruments with a number of counterparties to manage our exposures to changes in interest rates and foreign currency exchange rates. We account for these instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, when the appropriate eligibility criteria has been satisfied, and to the extent that they are effective. Ineffectiveness in our hedges, and instruments that we have not elected for hedge accounting, are recognized through the statement of operations through gains or losses on derivative instruments. The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

        We are subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2007, interest is determined on a variable basis on £4.8 billion, or 81%, of indebtedness. An increase in interest rates of 0.25% would increase our gross interest expense by £12 million per year, before giving effect to interest rate swaps.

        We are also subject to currency exchange rate risks, because substantially all of our revenues and operating expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2007, £807.9 million, or 14% of our indebtedness, was denominated in U.S. dollars and £522.1 million, or 9% of our indebtedness, was denominated in euros.

Interest Rate Swaps

        We have entered into a number of interest rate swaps to hedge the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates between 4.68% and 5.38%.

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

        We have designated some of the cross-currency interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the pound sterling value of the interest payments on the senior notes that result from changes in the U.S. dollar and euro exchange rates. The cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss) where designated as a hedge, or through (loss) gain on derivatives where not designated as a hedge.

Foreign Currency Forward Contracts

        We have entered into a number of forward contracts maturing on April 14, 2009 to purchase a total of $425 million. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The principal obligations under the €225 million 8.75% senior notes due 2014, the $550 million 9.125% senior notes due 2016, and the $628 million and €485 million principal obligations under the senior credit facility are hedged via the cross-currency interest rate swaps, and therefore separate forward rate contracts for these debt instruments were not necessary.

        These foreign currency forward rate contracts have not been designated as hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the income statement. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the remeasurement of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

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

        Also, substantially all of our revenues and operating costs are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2007, £807.9 million, or 14% of our indebtedness, was denominated in U.S. dollars and £522.1 million, or 9%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 10 to Virgin Media's consolidated financial statements—Derivative Financial Instruments and Hedging Activities, and Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2007 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$425.0	$425.0	$418.6
Average interest rate						8.75%
Average forward exchange rate						0.53
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£358.6
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€218.8
Average interest rate						8.75%
Average forward exchange rate						0.72
U.S. Dollars
Fixed rate	—	—	—	—	—	$550.0	$550.0	$541.8
Average interest rate						9.125%
Average forward exchange rate						0.52
Pounds Sterling
Variable Rate	—	£265.1	£1,105.9	£966.0	£2,167.8	£300.0	£4,804.8	£4,804.8
Average interest rate	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 2.00-2.13%	LIBOR plus 2.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars
Notional amount	—	$425.0	—	—	$650.0	$550.0	$1,625.0	£(82.9)
Average contract exchange rate		0.60			0.54	0.55
Average sterling interest rate paid		9.42%			LIBOR plus 2.11%	8.54%
Receipt of Euros
Notional amount	—	€225.0	—	—	€500.0	—	€725.0	£28.9
Average contract exchange rate		0.69			0.69
Average sterling interest rate paid		10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	£3,184.0	—	—	—	—	£3,184.0	£15.4
Average sterling interest rate paid		5.25%
Sterling interest rate received		LIBOR

        The following table provides information as of December 31, 2006 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value December 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$975.0	$975.0	$1,023.9
Average interest rate						8.97%
Average forward exchange rate						0.51
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£398.6
Average interest rate						9.75%
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€240.8
Average interest rate						8.75%
Average forward exchange rate						0.71
Pounds Sterling
Variable Rate	£124.0	£474.0	£740.0	£1,107.0	£967.0	£1,612.6	£5,024.6	£5,024.6
Average interest rate	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.25%	LIBOR plus 1.25-2.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars
Notional amount	—	—	$425.0	—	—	$1,200.0	$1,625.0	£(79.3)
Average contract exchange rate			0.60			0.54
Average sterling interest rate paid			9.42%			8.54% and LIBOR plus 2.11%
Receipt of Euros
Notional amount	—	—	€225.0	—	—	€500.0	€725.0	£(20.1)
Average contract exchange rate			0.69			0.69
Average sterling interest rate paid			10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	—	£3,184.0	—	—	—	£3,184.0	£7.1
Average sterling interest rate paid			5.25%
Sterling interest rate received			LIBOR

Item 8.   Financial Statements and Supplementary Data

        Our consolidated financial statements, the notes thereto and the report of the independent auditors begin on page F-1 of this annual report and are incorporated in this annual report by reference. The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2007 and 2006 (in millions, except per share data):

	2007
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£1,021.9	£995.0	£1,006.2	£1,050.6
Operating (loss) income	(15.3)	3.0	46.7	(17.8)
Net loss	(120.3)	(119.0)	(61.0)	(163.2)
Basic and diluted loss per share	£(0.37)	£(0.37)	£(0.19)	£(0.50)

	2006
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£611.4	£884.3	£1,024.9	£1,081.6
Operating income (loss)	3.9	6.3	(9.6)	9.2
Net loss	(119.9)	(195.8)	(96.1)	(122.1)
Loss from continuing operations	(121.1)	(195.8)	(104.2)	(88.1)
Basic and diluted loss from continuing operations per share	£(0.49)	£(0.68)	£(0.32)	£(0.27)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by the registrant in the reports the registrant files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits is accumulated and communicated to the registrant's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Virgin Media Inc.'s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2007. This annual report includes an attestation report of Ernst & Young LLP, our registered public accounting firm, on the effectiveness of internal control over financial reporting of Virgin Media Inc.

(c)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Investment Holdings Limited

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Virgin Media Investment Holdings Limited's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH's internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, on the effectiveness of the internal control over financial reporting of VMIH pursuant to temporary rules of the Securities and Exchange Commission that require VMIH to provide only a management's report in this annual report.

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

(e)   Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Virgin Media Inc.

        We have audited Virgin Media Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting for Virgin Media Inc.". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Virgin Media Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
February 29, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)

(1)
Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index.

FORM 10K—Item 15(a)(1) and (2)

VIRGIN MEDIA INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of Virgin Media Inc. and Subsidiaries are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-60
Schedule II—Valuation and Qualifying Accounts	F-64

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        The following consolidated financial statements of Virgin Media Investment Holdings Limited and Subsidiaries are included in Item 8:

        The following consolidated financial statement schedules of Virgin Media Investment Holdings Limited and Subsidiaries are included in Item 15(d):

Schedule II—Valuation and Qualifying Accounts	F-108

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Inc.

        We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the index at Item 15(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, Virgin Media Inc. changed its method of accounting for stock-based compensation expense as of January 1, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"; changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans"; and adopted Financial Accounting Standards Board Staff Position FAS 143-1 "Accounting for Electronic Waste Obligations" as of December 12, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Virgin Media Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
London, England
February 29, 2008

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	£321.4	£418.5
Restricted cash	6.1	6.0
Accounts receivable—trade, less allowance for doubtful accounts of £19.5 (2007) and £51.8 (2006)	455.6	461.2
Inventory	75.4	65.3
Prepaid expenses and other current assets	94.8	87.4

Total current assets	953.3	1,038.4
Fixed assets, net	5,655.6	6,026.3
Goodwill and other indefinite-lived intangible assets	2,488.2	2,516.5
Intangible assets, net	816.7	1,120.5
Equity investments	368.7	371.5
Other assets, net of accumulated amortization of £45.0 (2007) and £21.8 (2006)	183.6	170.3

Total assets	£10,466.1	£11,243.5

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£372.9	£379.6
Accrued expenses and other current liabilities	406.2	485.5
VAT and employee taxes payable	86.1	82.8
Restructuring liabilities	89.6	126.8
Interest payable	172.5	158.2
Deferred revenue	250.3	268.0
Current portion of long term debt	29.1	141.9

Total current liabilities	1,406.7	1,642.8
Long term debt, net of current portion	5,929.4	6,017.2
Deferred revenue and other long term liabilities	238.5	276.2
Deferred income taxes	81.0	77.2

Total liabilities	7,655.6	8,013.4

Commitments and contingent liabilities
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 shares (2007 and 2006); issued 328.9 (2007) and 326.4 (2006) and outstanding 327.5 (2007) and 323.9 (2006) shares	1.8	1.8
Additional paid-in capital	4,335.9	4,303.4
Accumulated other comprehensive income	148.6	116.0
Accumulated deficit	(1,675.8)	(1,191.1)

Total shareholders' equity	2,810.5	3,230.1

Total liabilities and shareholders' equity	£10,466.1	£11,243.5

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenue	£4,073.7	£3,602.2	£1,947.6
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,830.0	1,572.8	808.3
Selling, general and administrative expenses	960.2	906.9	483.0
Other charges	28.7	67.0	24.8
Depreciation	924.9	799.1	541.7
Amortization	313.3	246.6	109.5

	4,057.1	3,592.4	1,967.3

Operating income (loss)	16.6	9.8	(19.7)
Other income (expense)
Interest income and other, net	19.5	34.7	29.4
Interest expense	(514.2)	(457.4)	(235.8)
Loss on extinguishment of debt	(3.2)	(32.8)	(2.0)
Share of income from equity investments	17.7	12.5	—
(Loss) gain on derivative instruments	(2.5)	1.3	0.9
Foreign currency transaction gains (losses)	5.1	(90.1)	5.3

Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(461.0)	(522.0)	(221.9)
Income tax (expense) benefit	(2.5)	11.8	(18.8)
Minority interest	—	1.0	(1.0)

Loss from continuing operations	(463.5)	(509.2)	(241.7)

Discontinued operations
Income from discontinued operations before income taxes	—	—	5.7
Income tax expense	—	—	(0.2)
Gain on disposal of assets	—	7.9	657.2

Income from discontinued operations	—	7.9	662.7
Cumulative effect of changes in accounting principle	—	(32.6)	—

Net (loss) income	£(463.5)	£(533.9)	£421.0

Basic and diluted loss from continuing operations per common share	£(1.42)	£(1.74)	£(1.13)
Basic and diluted income from discontinued operations per common share	£—	£0.03	£3.10
Basic and diluted loss from cumulative effect of changes in accounting principle per share	£—	£(0.11)	£—

Basic and diluted net (loss) income per common share	£(1.42)	£(1.82)	£1.97

Dividends per share (in U.S. dollars)	$0.13	$0.05	$—

Average number of shares outstanding	325.9	292.9	213.8

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	£(463.5)	£(533.9)	£421.0
Cumulative effect of changes in accounting principle	—	32.6	—
Income from discontinued operations	—	(7.9)	(662.7)

Loss from continuing operations	(463.5)	(509.2)	(241.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,238.2	1,045.7	651.2
Non-cash interest	2.7	99.1	(8.4)
Non-cash compensation	17.5	36.7	9.8
Income from equity accounted investments, net of dividends received	(10.8)	(9.5)	—
Income taxes	14.3	(14.8)	20.8
Loss on extinguishment of debt	3.2	32.8	2.0
Amortization of original issue discount and deferred finance costs	23.1	32.4	24.2
Unrealized foreign currency transaction (gain) loss	(2.7)	46.5	(62.8)
Loss (gain) on derivative instruments	2.5	(1.3)	(0.9)
Gain on disposal of investments	(8.1)	—	—
Loss (gain) on disposal of assets	18.8	(1.7)	0.8
Minority interest	—	(1.0)	1.0
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Marketable securities	—	96.9	(79.3)
Accounts receivable	4.6	(69.7)	15.5
Inventory	(10.2)	(22.0)	—
Prepaid expenses and other current assets	8.6	(22.4)	(13.3)
Other assets	4.2	(3.6)	(1.0)
Accounts payable	(0.8)	27.6	45.5
Deferred revenue (current)	(17.4)	11.0	(6.3)
Accrued expenses and other current liabilities	(103.9)	35.6	(11.1)
Deferred revenue and other long term liabilities	(4.3)	(23.0)	(82.4)

Net cash provided by operating activities	716.0	786.1	263.6

Investing activities
Purchase of fixed assets	(526.7)	(544.8)	(288.1)
Purchase of intangible assets	(9.5)	(10.0)	—
Principal repayments on loans to equity investments	16.4	15.7	0.7
Proceeds from the sale of fixed assets	3.3	2.4	1.8
Proceeds from sale of investments	9.8	—	—
Purchase of investments	(2.0)	—	—
Acquisitions, net of cash acquired	(1.0)	(2,423.1)	—
(Increase) decrease in restricted cash	(0.1)	5.8	12.4
Proceeds from the sale of Broadcast operations, net	—	—	1,229.0
Proceeds from the sale of Ireland operations, net	—	—	216.2

Net cash (used in) provided by investing activities	(509.8)	(2,954.0)	1,172.0

Financing activities
New borrowings, net of financing fees	874.5	8,935.6	—
Proceeds from employee stock option exercises	15.0	38.7	5.0
Purchase of stock	—	—	(114.0)
Principal payments on long term debt	(1,137.6)	(7,053.4)	(782.0)
Capital lease payments	(33.2)	(47.2)	(4.6)
Dividends paid	(21.2)	(8.5)	—

Net cash (used in) provided by financing activities	(302.5)	1,865.2	(895.6)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(14.3)
Net cash used in investing activities	—	—	(4.1)

Net cash used in discontinued operations	—	—	(18.4)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(14.0)	88.4
(Decrease) increase in cash and cash equivalents	(97.1)	(316.7)	610.0
Cash and cash equivalents at beginning of year	418.5	735.2	125.2

Cash and cash equivalents at end of year	£321.4	£418.5	£735.2

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£486.9	£327.1	£216.8
Income taxes paid	0.6	7.7	2.2

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2004	£1.2	£2,652.3	£—		£16.8	£(2.1)	£(24.0)	£(1,069.7)	£1,574.5
Exercise of stock options and tax effect	—	8.9	—		—	—	—	—	8.9
Purchase of shares	—	—	(114.0)		—	—	—	—	(114.0)
Stock compensation costs	—	9.8	—		—	—	—	—	9.8
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	£421.0	—	—	—	421.0	421.0
Currency translation adjustment	—	—	—	47.7	47.7	—	—	—	47.7
Net gains on derivatives, net of tax	—	—	—	23.2	—	—	23.2	—	23.2
Pension liability adjustment, net of tax	—	—	—	(16.1)	—	(16.1)	—	—	(16.1)

Balance, December 31, 2005	£1.2	£2,671.0	£(114.0)	£475.8	£64.5	£(18.2)	£(0.8)	£(648.7)	£1,955.0

Exercise of stock options and tax effect	—	38.7	—		—	—	—	—	38.7
Cancellation of treasury stock	—	(114.0)	114.0		—	—	—	—	—
Issuance of stock for acquisition of Telewest	0.4	1,151.5	—		—	—	—	—	1,151.9
Issuance of stock for acquisition of Virgin Mobile	0.2	518.5	—		—	—	—	—	518.7
Stock compensation costs	—	37.7	—		—	—	—	—	37.7
Dividends paid	—	—	—		—	—	—	(8.5)	(8.5)
Comprehensive loss:
Net loss for the year ended December 31, 2006	—	—	—	£(533.9)	—	—	—	(533.9)	(533.9)
Currency translation adjustment	—	—	—	67.1	67.1	—	—	—	67.1
Net losses on derivatives, net of tax	—	—	—	(49.8)	—	—	(49.8)	—	(49.8)
Reclassification of derivative losses to net income, net of tax	—	—	—	55.0	—	—	55.0	—	55.0
Pension liability adjustment, net of tax	—	—	—	7.6	—	7.6	—	—	7.6
Adjustment to initially apply FAS 158	—	—	—	—	—	(9.4)	—	—	(9.4)

Balance, December 31, 2006	£1.8	£4,303.4	£—	£(454.0)	£131.6	£(20.0)	£4.4	£(1,191.1)	£3,230.1

Exercise of stock options and tax effect	—	17.6	—		—	—	—	—	17.6
Stock compensation costs	—	14.9	—		—	—	—	—	14.9
Dividends paid	—	—	—		—	—	—	(21.2)	(21.2)
Comprehensive loss:
Net loss for the year ended December 31, 2007	—	—	—	£(463.5)	—	—	—	(463.5)	(463.5)
Currency translation adjustment	—	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net gains on derivatives, net of tax	—	—	—	53.8	—	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax				(40.8)			(40.8)		(40.8)
Pension liability adjustment, net of tax	—	—	—	19.8	—	19.8	—	—	19.8

Balance, December 31, 2007	£1.8	£4,335.9	£—	£(430.9)	£131.4	£(0.2)	£17.4	£(1,675.8)	£2,810.5

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

(a)   Historical Structure of the Company

        Virgin Media Inc. is a Delaware corporation and is publicly-traded on the NASDAQ National Market in the United States. Our historical structure is as follows:

        We were incorporated in 1993 as a Delaware corporation and continued as a publicly-traded holding company until February 1999. From February 1999 until January 10, 2003, we were a wholly-owned subsidiary of NTL (Delaware), Inc., a Delaware corporation referred to in this annual report as NTL Delaware, which was incorporated in February 1999 to effect a reorganization into a holding company structure. The holding company structure was implemented to pursue opportunities outside of the U.K. and Ireland, and was accomplished through a merger. Our stockholders at the time became stockholders of the new holding company, NTL (Delaware), Inc., and we became a wholly-owned subsidiary of the new holding company, NTL Delaware. The new holding company took the name NTL Incorporated until May 2000, when it was changed back to NTL (Delaware), Inc.

        In May 2000, another new holding company structure was implemented in connection with the acquisition of the cable assets of Cable & Wireless Communications plc, or CWC (the operations acquired from CWC are called ConsumerCo), and was accomplished similarly through a merger. The stockholders of NTL Delaware became stockholders of the new holding company, and NTL Delaware became a subsidiary of the new holding company, and we remained a subsidiary of NTL Delaware. The new holding company then took the name NTL Incorporated, which remained its name until January 10, 2003, at which time its name was changed to NTL Europe, Inc., referred to in this annual report as NTL Europe. On February 21, 2001, NTL Europe contributed the assets of ConsumerCo to us.

        On January 10, 2003, we emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the plan of reorganization, which is referred to as the Plan, our former parent, NTL Europe, and its subsidiaries and affiliates were split into two separate groups, with us and NTL Europe each emerging as independent public companies. We were renamed NTL Incorporated and became the holding company for the former NTL group's principal U.K. and Ireland assets. NTL Europe became the holding company for the former NTL group's continental European and various other assets. All of the outstanding securities of NTL Europe and some of its subsidiaries, including us, were cancelled. We issued shares of our common stock and Series A warrants, and NTL Europe issued shares of its common stock and preferred stock to various former creditors and stockholders. As a result, we are no longer affiliated with NTL Europe. NTL Europe has since changed its name to PTV, Inc.

        On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated) merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest). Because this transaction is accounted for as a reverse acquisition, the financial statements included in this annual report for the period through March 3, 2006 are those of the corporation now known as Virgin Media Holdings Inc. (formerly known as NTL Holdings Inc.). For the period since March 3, 2006 these financial statements reflect the reverse acquisition of Telewest.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Business (Continued)

        We conduct our operations primarily through direct and indirect wholly-owned subsidiaries.

(b)   Business

        Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By number of customers, we are the U.K.'s largest residential broadband and mobile virtual network operator and second largest provider in the U.K. of pay television and fixed line telephone services. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we provide a broad range of programming through our wholly-owned channels such as Virgin 1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

2. Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

        On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings Inc, or Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest, and now known as Virgin Media Inc., or Virgin Media). The merger has been accounted for as a reverse acquisition in which Virgin Media Holdings is treated as the accounting acquirer, primarily because Virgin Media Holdings' shareholders owned 75% of the common stock upon completion of the merger. Following the merger, Telewest changed its name to NTL Incorporated, and subsequently to Virgin Media Inc. As a result, the historical financial statements of Virgin Media Holdings became the historical financial statements of Virgin Media Inc. as of the completion of the merger. The results for the year ended December 31, 2005 reflect the

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

operations and cash flows of Virgin Media Holdings only. The results of operations and cash flows for Telewest, the acquired company for accounting purposes, are included in the consolidated financial statements from March 3, 2006, the date on which the merger was completed.

        The results of operations and cashflows for Virgin Mobile are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2007 and 2006. As at December 31, 2007, we had not adopted the fair value principles of FASB Statement No. 157, Fair Value Measurements.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. Our consolidated financial statements also include the accounts of variable interest entities, or VIEs, which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in our consolidated statement of operations from the date of acquisition.

        For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

earnings and losses of the companies in which we have an investment and such investments are generally reflected in the consolidated balance sheet at historical cost.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated statements of cash flows include reclassifications of cash flows from operating activities to provide greater detail on non-cash movements included within this category.

Foreign Currency Translation

        Our functional currency is the pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income (loss) in shareholders' equity. Foreign currency transactions involving amounts denominated in currencies other than the functional currency are remeasured each period with gains and losses recorded in the statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short-term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £218.7 million and £322.1 million as at December 31, 2007 and 2006, respectively.

        Restricted cash balances of £6.1 million and £6.0 million as at December 31, 2007 and 2006, respectively, represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts was £19.5 million at December 31, 2007 and £51.8 million at December 31, 2006.

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers' financial condition and generally do not require collateral. At December 31, 2007, we did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Inventory

        Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments,

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

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

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8–30 years
Switches and headends	8–10 years
Customer premises equipment	5–10 years
Other operating equipment	8–20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3–5 years
Other equipment	5–12 years

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

Goodwill and Intangible Assets

        Goodwill and other intangible assets with indefinite lives, such as television channel tradenames and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: Cable, Mobile, Virgin Media TV and sit-up. We compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. We evaluate our Cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. In the future, we may incur impairment charges under FAS 142 if market values decline and we do not achieve expected cash flow growth rates.

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

Asset Retirement Obligations

        We accrue for the liability in respect of dilapidation on our leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases, or FAS 13.

        In June 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. FSP 143-1 was effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable European Union-member country. The Directive was adopted on December 12, 2006, and was effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of our customer premises equipment. As a result, we recognized a retirement obligation of £58.2 million and fixed assets of £24.4 million on the balance sheet as at December 31, 2006 and a cumulative effect change in accounting principle of £33.8 million in the statement of operations for the year then ended.

Impairment of Long-Lived Assets

        In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets, or FAS 144, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

        As of December 31, 2007, there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £88.9 million and £99.7 million as of December 31, 2007 and 2006, respectively, are included in other assets.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

        In 2006, we initiated a number of restructuring programs as part of our acquisitions of Telewest and Virgin Mobile. Accruals in respect to exit activities of the acquired businesses are recognized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and included in the acquired company's opening balance sheet. Accruals in respect to exit activities of the historic NTL business are recognized under FAS 146.

Revenue Recognition

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  persuasive evidence of an arrangement exists between us and our customers;

  •
  delivery has occurred or the services have been rendered;

  •
  the price for the service is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

        Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

        Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Contract customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

        Bundled services revenue is recognized in accordance with the provisions of EITF No 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, to assess whether the components of the bundled services should be recognized separately.

        For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the "residual value" method.

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

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £108.6 million, £101.3 million and £51.1 million in 2007, 2006 and 2005, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Stock-Based Compensation

        We have a number of stock-based employee compensation plans, as described more fully in note 12. Prior to January 1, 2006 we accounted for these plans using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share Based Payment, or FAS 123R, which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows, or FAS 95. FAS 123R differs from FAS 123, by requiring all entities to measure liabilities incurred in stock based payment transactions at fair value and to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified award at the date it is granted and the fair value of the awards immediately before the modification.

        FAS 123R also clarifies and expands current guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

        We adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, therefore, prior period results were not restated. As a result of the adoption of FAS 123R, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

        Stock-based compensation expense is recognized as a component of selling, general and administrative expenses in the consolidated statement of operations.

Pensions

        We account for our defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions, or FAS 87, and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106, or FAS 132R. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

        In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statement No. 87, 88, 106 and 132(R), or FAS 158. FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we adopted for the year ended December 31, 2006. FAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The impact of adopting the recognition provisions of FAS 158 as of December 31, 2006 was an increase in liabilities of £9.4 million and a pre-tax increase in the accumulated other comprehensive loss of £9.4 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs incurred in the normal course of business.

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

        In order to qualify for hedge accounting in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed and documented at each period end to ensure that the hedge remains highly effective.

        We recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

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

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007. The adoption did not have a material effect on our consolidated financial statements.

Loss from Continuing Operations Per Share and Net (Loss) Income Per Share

        Basic and diluted loss from continuing operations per share and net (loss) income per share are computed by dividing the loss from continuing operations and net (loss) income, respectively, by the average number of shares outstanding during the years ended December 31, 2007, 2006 and 2005. Options, warrants and shares of restricted stock held in escrow are excluded from the calculation of diluted net loss from continuing operations per share for all periods presented since the inclusion of such options, warrants and shares of restricted stock is anti-dilutive. The average number of shares outstanding is computed as follows (in millions) (as adjusted for the reverse acquisition of Telewest):

	Year ended December 31,
	2007	2006	2005
Adjusted number of shares outstanding at start of period	323.9	212.9	219.0
Issues of common stock (average number outstanding during the period)	2.0	80.0	1.3
Repurchase of stock	—	—	(6.5)

Average number of shares outstanding	325.9	292.9	213.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008 effective January 1, 2008. While we are still addressing the impact of adoption of this Standard, it is not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of FAS 159 will have on our consolidated financial statements and are not yet in a position to determine its effects.

4. Discontinued Operations

        On December 1, 2004, we reached an agreement to sell our Broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale was completed on January 31, 2005. The results of operations of the Broadcast operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Broadcast operations, reported in discontinued operations, for the year ended December 31, 2005 was £21.4 million. Broadcast's pre-tax income, reported within discontinued operations, for the year ended December 31, 2005 was £3.2 million. Upon the sale, we recorded a gain on disposal of £520.2 million.

        On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The results of operations and cash flows of the Ireland operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Ireland operations, reported in discontinued operations, for the year ended December 31, 2005 was £25.6 million. Ireland's pre-tax income, reported within discontinued operations, for the years ended December 31, 2006 and 2005 was £7.9 million and £2.5 million, respectively. During the year ended December 31, 2006, we were able to release certain contingent tax liabilities of £7.9 million, relating to the disposal of our former Ireland operations. Upon the sale, we recorded a gain on disposal of £137.0 million, net of tax of £8.5 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, we acquired 100% of the outstanding shares and options of the U.K. operation of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K. with approximately 4.5 million customers.

        The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) was based on an average of the closing prices of our common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

        We financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under our senior credit facility and cash on hand.

        The total purchase price was allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£ 14.1
Accounts receivable	45.4
Prepaid expenses and other current assets	5.3
Fixed assets	9.2
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Software and other intangible assets	9.3
Intangible assets with indefinite lives:
Goodwill	971.7
Other assets, net	1.4
Accounts payable	(47.2)
Long term debt, including current portion	(200.0)
Other current liabilities	(103.6)
Other long term liabilities	(47.5)

Total purchase price	£ 953.2

Amortizable intangible assets

        Of the total purchase price, £295.3 million was allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represented existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over an average estimated useful life of 3.5 years.

        Contractual relationships represented the fair value of certain contracts with distributors of our products and services. The fair value of these contracts was determined utilizing the income approach.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

We amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of three years.

Reverse Acquisition of Telewest

        On March 3, 2006, we merged with Telewest and the merger was accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.'s largest provider of residential broadband and the U.K.'s leading provider of "triple-play" services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

        The total purchase price of £3.5 billion included cash of £2.3 billion, common stock valued at £1.1 billion, stock options with a fair value of £29.8 million and direct transaction costs of £25.1 million. The average market price per share of common stock utilized in determining the value of the new common stock issued of £13.00 ($22.90) was based on an average of the closing prices of Telewest common stock for a range of trading days (September 29, September 30, October 3, October 4 and October 5, 2005) around the announcement date of the proposed merger (October 3, 2005). The cash payment of £2.3 billion was based on the redemption value of $16.25 (£9.30) per share of Telewest redeemable common stock issued in exchange for Telewest common stock in the transaction and 246.0 million shares of Telewest redeemable common stock so issued.

        The outstanding options to purchase shares of our common stock were exchanged for options to purchase shares of Virgin Media Inc. new common stock with the same terms and conditions.

        The outstanding options to purchase shares of Telewest common stock were converted into options to purchase shares of Virgin Media Inc. new common stock at an option price calculated in accordance with the formula in the merger agreement. In accordance with the terms of Telewest's equity-based plans, a significant proportion of Telewest's outstanding options that were granted prior to March 3, 2006 vested upon completion of the merger. All vested and unvested options of Telewest were recorded at their fair value by using the Black-Scholes option pricing model.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

        The total purchase price was allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.2
Accounts receivable	155.6
Prepaid expenses and other current assets	36.5
Fixed assets	2,932.9
Inventory	34.8
Investments in and loans to affiliates	377.9
Amortizable intangible assets:
Customer lists	761.6
Trade names	10.7
Licenses	37.0
Intangible assets with indefinite lives:
Goodwill	1,370.1
Trade names	16.5
Accounts payable	(144.7)
Long term debt, including current portion	(1,873.7)
Other current liabilities	(453.9)
Other long term liabilities	(38.5)
Deferred income taxes	(77.0)

Total purchase price	£3,449.0

  Amortizable intangible assets

        Of the total purchase price, £809.3 million was allocated to amortizable intangible assets including customer lists, trade names and licenses. Customer lists represented existing contracts that related primarily to underlying customer relationships pertaining to the services provided by Telewest. The fair value of these assets was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over estimated useful lives of between three and six years.

        Trade names represented the Telewest and BlueYonder brand names. The fair value of these assets was determined utilizing a relief-from-royalty method. We amortize the fair value of these assets on a straight-line basis over estimated useful lives of between one and nine years.

        Licenses represented contracts to broadcast television content over a digital broadcasting system in the U.K.. The fair value of these contracts was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over an average estimated useful life of four years.

  Indefinite life intangible assets

        Trade names with indefinite lives represented the Living, Bravo, Trouble and Challenge television channel names. We determined that these assets have indefinite lives as the trade names do not expire and management expect the related cash flows to continue indefinitely. Therefore, these assets are not being amortized until their useful life is deemed to no longer be indefinite.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

  Pro Forma Results

        The following pro forma financial information presents the combined results of operations of the former NTL, Telewest and Virgin Mobile businesses as if the acquisitions of Telewest and Virgin Mobile had occurred as of the beginning of the years presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

	Year ended December 31,
	2007 Actual	2006 Pro Forma (unaudited)	2005 Pro Forma (unaudited)
Revenue	£4,073.7	£4,162.2	£4,040.2

Operating income	16.6	3.7	29.2

Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(461.0)	(573.5)	(420.5)

Loss from continuing operations	(463.5)	(570.9)	(420.5)

Income from discontinued operations	—	7.9	662.7

Cumulative effect of changes in accounting principle	—	(32.6)	—

Net loss	£(463.5)	£(595.6)	£242.2

Loss from continuing operations per share	£(1.42)	£(1.95)	£(1.97)

Net loss per share	£(1.42)	£(2.03)	£1.13

        The pro forma financial information above includes the following material, non-recurring charges in the year ended December 31, 2006: write offs of historical deferred finance charges of £32.9 million; acquisition-related charges of £16.3 million; and other charges including restructuring charges of £51.9 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2007		2006
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8–30 years	£5,856.4	£30.1	£5,581.6	£30.1
Switches and headends	8–10 years	686.4	37.9	687.0	12.6
Customer premises equipment	5–10 years	1,052.5	—	1,374.7	—
Other operating equipment	8–20 years	5.0	—	65.8	—

Total operating equipment		7,600.3	68.0	7,709.1	42.7
Other equipment
Land	—	13.5	—	13.5	—
Buildings	30 years	119.4	—	119.0	—
Leasehold improvements	20 years or, if less, the lease term	54.0	—	68.7	—
Computer infrastructure	3–5 years	239.6	36.8	282.5	34.2
Other equipment	5–12 years	265.6	36.8	169.1	20.5

Total other equipment		692.1	73.6	652.8	54.7

		8,292.4	141.6	8,361.9	97.4
Accumulated depreciation		(2,752.2)	(43.3)	(2,480.1)	(25.2)

		5,540.2	98.3	5,881.8	72.2
Construction in progress		115.4	—	144.5	—

		£5,655.6	£98.3	£6,026.3	£72.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments at December 31, 2007 are as follows (in millions). The table reflects our contractual obligations.

Year ending December 31:	Capital Leases	Operating Leases
2008	£34.7	£62.4
2009	24.0	39.3
2010	14.1	37.4
2011	32.3	35.8
2012	7.8	34.2
Thereafter	88.3	156.2

Total minimum lease payments	201.2	£365.3

Less: amount representing interest	(84.3)

Present value of net minimum obligations	116.9
Less: current portion	(27.3)

	£89.6

        Leases for buildings, office space and equipment extend through 2034. Total rental expense for the years ended December 31, 2007, 2006, and 2005 under operating leases was £51.8 million, £58.0 million and £34.3 million, respectively.

        During 2007, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

Asset retirement obligation at the beginning of the year	£58.2
Increase in liability	14.7
Liabilities settled	(10.7)
Accretion expense	5.1
Revision in cash flows	(8.4)

Asset retirement obligation at the end of the year	£58.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2007	2006
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,325.6	£2,351.7
Reorganization value in excess of amounts allocable to identifiable assets		146.1	148.3
Trade names		16.5	16.5

		£2,488.2	£2,516.5

Intangible assets subject to amortization:
Cost
Contractual relationships	2–3 years	£6.0	£6.0
Trade names and licenses	1–9 years	49.5	50.7
Customer lists	3–6 years	1,596.8	1,602.1
Software and other intangible assets	1–3 years	27.9	22.1

		1,680.2	1,680.9

Accumulated amortization
Contractual relationships		3.3	1.1
Trade names and licenses		22.3	10.4
Customer lists		822.3	543.3
Software and other intangible assets		15.6	5.6

		863.5	560.4

		£816.7	£1,120.5

        In accordance with our policy, we review the estimated useful lives of our intangible assets on an ongoing basis. As a result of our review, effective January 1, 2008, we reduced our estimates of the remaining useful lives of certain intangible customer lists to better reflect the estimated periods over which these assets will provide benefit. The effect of this change in estimate will be to increase the amortization expense of these assets in 2008 by £57.5 million compared to 2007.

        Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2007 is as follows: £294.5 million in 2008, £247.5 million in 2009, £151.9 million in 2010, £119.5 million in 2011 and £1.0 million in 2012.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets (Continued)

        During the year ended December 31, 2007, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2006	£16.5	£148.3	£2,351.7
Deferred tax balances	—	(2.2)	(8.2)
Corporation tax balances	—	—	(6.7)
Disposal of business units	—	—	(1.5)
Finalization of purchase accounting fair values	—	—	(9.7)

Balance, December 31, 2007	£16.5	£146.1	£2,325.6

        During the year ended December 31, 2006, reorganization value in excess of amounts allocable to identifiable assets was reduced by £44.7 million due to the use of deferred tax assets that existed as at January 10, 2003 that were previously offset by a valuation allowance.

        As at June 30, 2007, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units included in our Content segment and the Virgin Mobile reporting unit and concluded that no impairment charges were necessary. As at December 31, 2007, we performed our annual impairment review of the goodwill recognized in our Cable segment and concluded that no impairment charges were necessary.

8. Investments

        Through our wholly-owned subsidiary Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2007. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of the losses from that date.

        Investments consist of (in millions):

	December 31,
	2007	2006
Loans and redeemable preference shares	£145.6	£159.3
Share of net assets	223.1	212.2

	£368.7	£371.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long Term Debt

        Long term debt consists of (in millions):

	December 31,
	2007	2006
8.75% U.S. Dollar senior notes due 2014	£214.2	£217.0
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	165.6	151.6
9.125% U.S. Dollar senior notes due 2016	277.2	280.8
Senior credit facility	4,804.8	5,024.6
Capital leases	116.9	104.4
Other	4.8	5.7

	5,958.5	6,159.1
Less: current portion	(29.1)	(141.9)

	£5,929.4	£6,017.2

        The effective interest rate on the senior credit facility was 7.8% and 7.1% as at December 31, 2007 and 2006, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2007 are summarized below.

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

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2007 was £4,804.8 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in aggregate principal amounts of £4,132 million, $628 million and €485 million and a revolving facility of £100 million. At December 31, 2007, the sterling equivalent of £4,804.8 million of the term facility had been drawn and £19.9 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.75% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £2,337 million of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long Term Debt (Continued)

Principal repayments in respect of £2,337 million of the term loan facilities are due semi-annually beginning in September 2009 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited, or VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2007, we were in compliance with these covenants.

        The agreements governing the senior notes and the senior credit facility significantly restrict the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. In addition, the agreements significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale and leaseback transactions or certain vendor financing arrangements;

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

        Long term debt repayments, excluding capital leases, as of December 31, 2007, are due as follows (in millions):

Year ended December 31:
2008	£1.8
2009	266.9
2010	1,106.2
2011	966.3
2012	2,167.9
Thereafter	1,332.5

Total debt payments	£5,841.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long Term Debt (Continued)

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

        On March 3, 2006, the full outstanding balance of £1,358.1 million was repaid in respect of our prior senior credit facility, £1,686.9 million was repaid in respect of Telewest's then existing senior credit facilities and £102.0 million was repaid in respect of Virgin Media TV's then existing senior credit facility. Our then existing facility and Telewest's then existing facility were repaid in full utilizing borrowings under the new senior credit facility. The Virgin Media TV facility was repaid from cash on hand.

        On September 27, 2006, we made a voluntary prepayment of £120.0 million of our senior credit facility utilizing available cash reserves.

        On April 13, 2007, we borrowed £890 million under our senior credit facility which is repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on our common stock.

        On May 15, 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006. On December 17, 2007, we made a voluntary prepayment of £200 million utilizing available cash reserves.

Senior Bridge Facilities

        On March 3, 2006, one of our subsidiaries, Neptune Bridge Borrower LLC, drew in full from a £1.8 billion bridge facility the U.S. dollar equivalent of $3,146.4 million and the proceeds were used in connection with the reverse acquisition of Telewest. On June 19, 2006, the £1.8 billion bridge facility was repaid in full utilizing drawings on the senior credit facility totaling £1.2 billion and an alternative senior bridge facility of $1,048.8 million. The alternative senior bridge facility was repaid in two stages utilizing the proceeds from the $550 million 9.125% senior notes due 2016 on July 25, 2006, and an additional drawing from the senior credit facility on August 1, 2006. Debt issuance costs relating to the bridge facility totaling £13.1 million were expensed during the year ended December 31, 2006.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities

        The fair values of our derivative instruments held on our balance sheet were as follows (in millions):

	December 31,
	2007	2006
Included within other current assets:
Interest rate swaps	£4.1	£—

Included within other assets:
Foreign currency forward rate contracts	£18.3	£16.4
Interest rate swaps	11.2	14.1
Cross-currency interest rate swaps	30.6	1.5

	£60.1	£32.0

Included within other current liabilities:
Foreign currency forward rate contracts	£—	£0.1
Interest rate swaps	—	0.4

	£—	£0.5

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	£67.9	£62.0
Interest rate swaps	—	6.7
Cross-currency interest rate swaps	54.4	68.4

	£122.3	£137.1

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

        The gains or losses on derivative instruments recognized through the statement of operations and statement of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2007	2006	2005
Net settlements (losses) gains included within interest expense:
Interest rate swaps	£11.9	£(24.7)	£(5.1)
Cross-currency interest rate swaps	(16.7)	(5.0)	(4.2)

	£(4.8)	£(29.7)	£(9.3)

Changes in fair value included within accumulated other comprehensive income:
Interest rate swaps	£(0.1)	£10.9	£13.1
Cross-currency interest rate swaps	53.9	(60.7)	10.1

	£53.8	£(49.8)	£23.2

Changes in fair value included within (losses) gains on derivative instruments:
Interest rate swap ineffectiveness	£8.1	£0.8	£—
Cross-currency interest rate swap ineffectiveness	1.5	(1.5)	—
Derivative instruments not designated as hedges	(12.1)	2.0	0.9

	£(2.5)	£1.3	£0.9

Changes in fair value included within foreign currency transactions gains (losses):
Cross-currency interest rate swaps	£0.2	£(4.1)	£—
Foreign currency forward rate contracts	(4.0)	(72.0)	62.8

	£(3.8)	£(76.1)	£62.8

        During 2006 we entered into a number of interest rate swaps to fix at least two-thirds of the interest payments on our current financing arrangements. On October 2, 2005, we and VMIH entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest. As a result of this agreement, we discontinued the hedge designation on October 2, 2005 for the interest rate swaps with notional amounts totaling £2,315 million, $545 million and €251 million related to the interest payments on the then outstanding senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, were reclassified to earnings and net unrealized gains of £6.7 million and £2.0 million were taken directly to earnings in the final quarter of 2005 and year ended December 31, 2006, respectively. These instruments expire on dates between April 2007 and December 2013 and have not been re-designated as hedges for accounting purposes.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2007, we have outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,184 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

interest at fixed rates between 4.68% and 5.38%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during 2006 and mature in April 2009.

        We have designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133 because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. Certain interest rate swaps originally entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2007, we have outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated 9.125% senior notes due 2016 and interest payments on our euro denominated 8.75% senior notes due 2014. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes and 9.125% for the 2016 senior notes. We also receive euros at a fixed rate of 8.75% for the 2014 senior notes. In exchange we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 8.54% for the U.S. dollar denominated senior notes due 2016 and 10.26% for the euro denominated senior notes due 2014.

        We have designated principal amounts totaling $975 million and €225 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar and euro denominated senior notes, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. Certain cross-currency interest rate swaps entered into under our previous and current financing arrangements are no longer designated as hedges under FAS 133 but continue to mitigate our exposure to interest rate and foreign exchange rate risks. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes

        As of December 31, 2007, we have outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates.

        These foreign currency forward rate contracts have not been designated as accounting hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FAS 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

        The principal obligations under the $550 million 9.125% senior notes due 2016, the €225 million senior notes due 2014 and the $628 million and €485 million principal obligations under the senior credit facility are hedged with the cross-currency interest rate swaps.

Foreign Currency Forward Rate Contracts—Relating to the Purchase Price of Telewest Global, Inc.

        As of December 31, 2005, we had outstanding foreign currency forward rate contracts to purchase the U.S. dollar equivalent of £1.8 billion, maturing in April 2006. These contracts were intended to offset changes in the pound sterling value of the borrowed position of the cash purchase price of Telewest.

        These foreign currency forward rate and collar contracts were not accounted for as hedges under FAS 133. As such, the contracts were carried at fair value in our balance sheet with changes in the fair value recognized immediately in the statement of operations. Losses on the settlement of these contracts totaling £101.0 million are reported within foreign currency transactions gains (losses) in the statement of operations for the year ended December 31, 2006.

11. Fair Values of Financial Instruments

        In estimating the fair value of our financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash: The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Long term debt: The carrying amount of the senior credit facility approximates its fair value due to the fact that this debt instrument pays a floating rate of interest based upon market rates that are reset semi-annually. The fair values of our other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% U.S. dollar senior notes due 2014	£214.2	£221.0	£217.0	£226.7
9.75% Sterling senior notes due 2014	375.0	358.6	375.0	398.6
8.75% Euro senior notes due 2014	165.6	157.6	151.6	173.2
9.125% U.S. dollar senior notes due 2016	277.2	283.7	280.8	295.9

12. Stock-Based Compensation Plans

        At December 31, 2007, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2007 and December 31, 2006, the compensation cost that has been charged against income for these plans was £17.5 million and £36.7 million, respectively. Prior to the adoption of FAS 123R, the compensation cost that was recognized under the principles of FAS 123 was £9.8 million for the year ended December 31, 2005. As a result of the adoption of FAS 123R in

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans (Continued)

2006, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

        The Virgin Media Inc. Stock Incentive Plan is intended to encourage Virgin Media stock ownership by employees, directors and independent contractors so that they may acquire or increase their proprietary interest in our company, and to encourage such employees, directors and independent contractors to remain in our employ or service and to put forth maximum efforts for the success of the business. To accomplish such purposes, the plan provides that we may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units and share awards.

        Under the Virgin Media Inc. Stock Incentive Plan, options to purchase up to 29.0 million shares of our common stock may be granted from time to time to certain of our employees and our subsidiaries. Accordingly, we have reserved 29.0 million shares of common stock for issuance under the Virgin Media Inc. Stock Incentive Plan.

Stock Option Grants

        As a result of the reverse acquisition of Telewest as described in note 5, the outstanding options on March 3, 2006 were converted into 2.5 options to purchase shares in the new parent company, with a corresponding reduction in exercise price. Along with this, each outstanding option issued by Telewest prior to the acquisition was converted into 0.89475 options to purchase shares in the new parent company, with a corresponding adjustment in the exercise price in accordance with the terms of the merger agreement.

        All options have a 10 year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
Risk-free Interest Rate	4.52%	4.79%	4.25%
Expected Dividend Yield	0.94%	0.00%	0.00%
Expected Volatility	29.04%	25.06%	37.50%
Expected Lives	4.6 Years	2.4 Years	4.6 Years

        The above weighted average assumptions for the year ended December 31, 2006 include options converted on the merger with Telewest. Had these been excluded, the assumptions would have been as follows; risk free interest rate 4.83%, expected dividend yield 0.00%, expected volatility 26.24% and expected lives 4.3 years.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans (Continued)

        A summary of the status of our stock option grants outstanding as of December 31, 2007, and of the changes during the year ended December 31, 2007, is given below.

	Options	Weighted Average Exercise Price
Outstanding—beginning of year	13,055,630	$19.31
Granted	3,737,782	24.65
Exercised	(3,298,250)	10.96
Forfeited or expired	(2,690,185)	25.04

Outstanding—end of year	10,804,977	22.40

Exercisable at end of the year	3,800,027	$18.47

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005, excluding options converted on the merger with Telewest, was $7.08, $7.76, and $9.56, respectively. The weighted-average grant-date fair value of options granted during the year 2006 including options converted on the merger was $11.46. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was £23.4 million, £47.1million, and £17.7 million, respectively.

        The aggregate intrinsic value of options outstanding as at December 31, 2007 was £8.0 million with a weighted average remaining contractual term of 8.1 years. The aggregate intrinsic value of options exercisable as at December 31, 2007 was £6.9 million with a weighted average remaining contractual term of 7.0 years.

Non-vested Shares

        As a result of the reverse acquisition of Telewest, each share of our common stock issued and outstanding immediately prior to the effective date of the acquisition was converted into the right to receive 2.5 shares of the new parent company.

        A summary of the status of the company's non-vested shares as of December 31, 2007, and of changes during the year ended December 31, 2007, is given below.

	Shares	Weighted Average Grant-date Fair value
Non-vested—beginning of year	2,435,396	$25.77
Granted	128,150	24.76
Vested	(628,554)	26.02
Forfeited or expired	(532,083)	27.53

Non-vested—end of year	1,402,909	$24.89

        As of December 31, 2007, there was £2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted for which a measurement date has been

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation Plans (Continued)

established. That cost is expected to be recognized over a weighted-average period of 1.1 years. In addition, the non-vested shares in the table above include 583,334 shares for which the measurement date criteria under FAS 123R have not yet been established and consequently no compensation cost has been determined.

        The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was £7.9 million, £1.3 million, and £1.0 million, respectively.

Virgin Media Long Term Incentive Plan

        Participants in the Virgin Media Long Term Incentive Plan for 2007, 2006 and 2005 are awarded restricted stock units which vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of restricted stock units vested will be settled, at our discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

        The total number of restricted stock units awarded under the 2007, 2006 and 2005 Long Term Incentive Plans was 1,330,456, 1,143,472 and 440,563, respectively, of which nil, 65,416 and 274,784 had lapsed due to the cessation of employment as at December 31, 2006, and 174,676, 386,876 and 332,733 had lapsed due to the cessation of employment as at December 31, 2007.

13. Employee Benefit Plans

Defined Benefit Plans

        Certain of our subsidiaries operate defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K. Our defined benefit pension plans use a measurement date of December 31.

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will initially be paying £8.6 million per annum towards the deficit for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. The funding arrangements with respect to this plan included an agreement to pay a further £2.6 million to fund the deficit for the next seven years. For the year ended December 31, 2007, we contributed £17.3 million to our pension plans. We anticipate contributing a total of £13.5 million to fund our pension plans in 2008.

        We adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), or FAS 158, as of December 31, 2006. The table below

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

summarizes the incremental effects of the FAS 158 adoption on the individual line items in our balance sheet at December 31, 2006 (in millions):

	Pre FAS 158 Adoption	FAS 158 Adjustment	Post FAS 158 Adoption
Deferred revenue and other long term liabilities	£32.3	£9.4	£41.7
Accumulated other comprehensive income	10.6	9.4	20.0

Obligations and Funded Status

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2007	2006
Benefit obligation at beginning of year	£339.8	£334.0
Service cost	2.4	2.5
Interest cost	16.7	15.8
Members' contributions	0.4	0.6
Actuarial gains	(24.5)	(5.4)
Benefits paid	(11.1)	(8.7)
Plan settlements	0.2	1.0

Benefit obligation at end of year	£323.9	£339.8

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2007	2006
Fair value of plan assets at beginning of year	£298.1	£286.5
Actual return on plan assets	14.3	17.7
Employer contributions	16.9	2.0
Employee contributions	0.4	0.6
Benefits paid	(11.1)	(8.7)

Fair value of plan assets at end of year	£318.6	£298.1

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        The funded status as of December 31, 2007 and 2006 were as follows (in millions):

	Year ended December 31,
	2007	2006
Projected benefit obligation	£323.9	339.8
Plan assets	318.6	298.1

Funded status	(5.3)	(41.7)
Current liability	—	—

Non-current liability	£(5.3)	£(41.7)

        The accumulated benefit obligation for all defined benefit plans was £314.1 million and £330.3 million at December 31, 2007 and 2006, respectively.

Amount included in other comprehensive income

        The amount included in other comprehensive income for the years ended December 31, 2007 and 2006 consisted of (in millions):

	Year ended December 31,
	2007	2006
Actuarial gain recognized in other comprehensive income	£(19.8)	£(6.5)
Prior year service cost recognized in other comprehensive income	—	—
Less actuarial loss recognized	—	(1.1)
Less prior year service cost recognized	—	—
Less transitional obligation recognized	—	—

Amount included in other comprehensive income	£(19.8)	£(7.6)

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2007 and 2006 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2007	2006
Net actuarial loss	£0.2	£10.5
Net prior year service cost	—	0.1
Net transition obligation	—	—
Adjustment to initially adopt FAS 158	—	9.4

Amount included in accumulated other comprehensive income	£0.2	£20.0

        None of these amounts are expected to be recognized in the net periodic benefit cost in 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2007	2006
Accumulated benefit obligation	£—	£330.3
Fair value of plan assets	—	298.1

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2007	2006
Projected benefit obligation	£323.9	£339.8
Fair value of plan assets	318.6	298.1

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Service cost	£2.4	£2.5	£2.7
Interest cost	16.7	15.8	14.5
Expected return on plan assets	(19.0)	(16.6)	(15.1)
Recognized actuarial loss	—	1.1	—
Plan settlements	0.2	1.0	0.6

Total net periodic benefit cost	£0.3	£3.8	£2.7

        As a result of the sale of our Broadcast operations on January 31, 2005, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2007	2006
Discount rate	5.75%	5.00%
Rate of compensation increase	3.50%	3.25%

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2007	2006
Discount rate	5.00%	4.75%
Expected long term rate of return on plan assets	6.57%	6.28%
Rate of compensation increase	3.25%	3.25%

        Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. A higher rate of return is expected on equity investments, which is based on future expectations of returns. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

	December 31,
	2007	2006
Asset Category
Equity Securities	50.8%	51.2%
Debt Securities	43.5%	43.5%
Real Estate	2.1%	2.3%
Other	3.6%	3.0%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up 83% of the assets of our two defined benefit pension plans, have in place an agreement with the investment managers that targets an allocation of 50% equities and property and 50% bonds and cash at December 31, 2007. Relatively small deviations from these central targets are permitted from time to time due to market movements and the discretion of the fund manager based on his tactical views. As all our defined benefit pension plans are now closed to new entrants, the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

        There were no directly owned shares of our common stock included in the equity securities at December 31, 2007 or 2006.

Cash Flows

        We expect to contribute a total of £13.5 million to our defined benefit pension plans during 2008.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans (Continued)

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2007 and include estimated future employee services (in millions):

Pension Benefits
2008	£12.0
2009	13.0
2010	14.1
2011	15.3
2012	16.6
Years 2013–2017	106.3

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £15.3 million, £12.4 million and £9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Other Charges Including Restructuring Charges

        Other charges in 2007 and 2006 of £28.7 million and £67.0 million, respectively, related mainly to employee termination and lease exit costs as a result of our acquisition-related restructuring programs. Other charges in 2005 of £24.8 million related mainly to changes in cash flow estimates with respect to lease exit costs in connection with properties that had been vacated during our historical restructuring activities. On April 7, 2004, we announced the consolidation over 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Other Charges Including Restructuring Charges (Continued)

        The following tables summarize our historical restructuring accruals incurred and utilized in 2005, 2006 and 2007, and the restructuring accruals resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2004	£1.7	£28.4	£0.2	£—	£30.3
Revisions	—	—	(0.2)	(0.4)	(0.6)
Charged to expense	0.8	24.2	—	0.4	25.4
Utilized	(2.5)	(7.3)	—	—	(9.8)

Balance, December 31, 2005	—	45.3	—	—	45.3
Revisions	—	—	—	—	—
Charged to expense	—	4.0	—	—	4.0
Utilized	—	(5.9)	—	—	(5.9)

Balance, December 31, 2006	—	43.4	—	—	43.4
Revisions	—	(0.1)	—	—	(0.1)
Charged to expense	—	3.6	—	—	3.6
Utilized	—	(11.0)	—	—	(11.0)

Balance, December 31, 2007	£—	£35.9	£—	£—	£35.9

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2005	£—	£—	£—	£—	£—
Accruals resulting from business acquisition recognized under EITF 95-3	43.2	45.9	—	—	89.1
Charged to expense	40.3	22.7	—	—	63.0
Utilized	(64.8)	(3.9)	—	—	(68.7)

Balance, December 31, 2006	18.7	64.7	—	—	83.4
Amendments offset against goodwill	—	(11.3)	—	—	(11.3)
Revisions	—	(8.2)	—	—	(8.2)
Charged to expense	27.9	5.5	—	—	33.4
Utilized	(34.0)	(9.6)	—	—	(43.6)

Balance, December 31, 2007	£12.6	£41.1	£—	£—	£53.7

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

        The expense/(benefit) for income taxes consists of the following (in millions):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	£0.4	£(0.5)	£1.4
State and local	(0.6)	—	(1.3)
Foreign	(4.9)	(2.7)	—

Total current	(5.1)	(3.2)	0.1

Deferred:
Federal	7.6	(8.6)	18.7
Foreign	—	—	—

Total deferred	7.6	(8.6)	18.7

	£2.5	£(11.8)	£18.8

        There are significant current year losses in the U.K. The foreign tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The 2007 federal deferred tax expense largely relates to holding an equity method investment.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2007	2006
Deferred tax liabilities:
Intangibles	£221.9	£262.2
Equity investments	81.0	77.0
Unrealized foreign exchange differences	1.0	0.7

Total deferred tax liabilities	303.9	339.9

Deferred tax assets:
Net operating losses	1,001.1	1,121.1
Capital losses	3,411.4	3,655.0
Depreciation and amortization	2,129.4	2,055.4
Accrued expenses	20.1	18.9
Capitalized costs and other	217.1	119.9

Total deferred tax assets	6,779.1	6,970.3
Valuation allowance for deferred tax assets	(6,556.2)	(6,707.6)

Net deferred tax assets	222.9	262.7

Net deferred tax liabilities	£81.0	£77.2

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%. Accordingly the deferred tax position set out above has been calculated at 28% for 2007 (2006 30%) to the extent that it relates to U.K. deferred tax assets and liabilities.

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance relates to tax attributes that existed at January 10, 2003. In 2007, we recognized a tax benefit of £2.2 million which resulted in a deferred tax expense and a reduction in reorganization value of this amount (2006 £nil).

        As discussed in note 1, we emerged from Chapter 11 bankruptcy on January 10, 2003. The reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. Section 382 will limit our ability to utilize any remaining U.S. net operating loss carryforwards that existed at January 10, 2003.

        At December 31, 2007, we had net operating loss carryforwards for U.S. federal income tax purposes of £237 million that expire between 2018 and 2026. As discussed in note 5, acquisitions that took place in 2006 affected our share ownership. We are evaluating whether the application of Section 382 may constitute an ownership change for U.S. federal income tax purposes. However, it is not anticipated that an ownership change would significantly affect our ability to use these net operating losses arising prior to that date. We have U.K. net operating loss carryforwards of £3.2 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.1 billion that expire between 2010 and 2026. Section 382 may limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by former NTL companies.

        At December 31, 2007, we had fixed assets on which future U.K. tax deductions can be claimed of £13.1 billion. With effect from April 1, 2008, the maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims (previously 25%).

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax (benefit) expense is as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Benefit at federal statutory rate (35%)	£(161.3)	£(182.7)	£(77.7)
Add:
Permanent book-tax differences	19.7	31.1	39.1
Foreign losses with no benefit	122.7	92.6	69.9
U.S. losses with no benefit	—	30.5	—
Difference between U.S. and foreign tax rates	21.9	16.7	12.5
State and local income tax	(0.6)	—	(1.3)
Reduction in valuation allowance for U.S. deferred tax assets	—	—	(25.1)
Other	0.1	—	1.4

Provision (benefit) for income taxes	£2.5	£(11.8)	£18.8

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption did not result in a cumulative effect adjustment and did not have a material effect on our consolidated financial statements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	£70.9
Additions based on tax positions related to the current year	—
Additions for tax provisions of prior years	0.7
Reductions for tax provisions of prior years	(56.3)
Reductions for lapse of applicable statute of limitation	(0.3)
Settlements	—

Balance at December 31, 2007	£15.0

        The total amount of unrecognized tax benefits as of December 31, 2007 and January 1, 2007 was £15.0 million and £70.9 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2007 and January 1, 2007 are £0.8 million and £1.1 million that, if recognized, would impact the effective tax rate. During 2007, we recognized £56.3 million of previously unrecognized tax benefits due to a change in facts and circumstances. This had no impact on the effective tax rate due to £2.4 million affecting goodwill, and £53.9 million having an offsetting valuation allowance. We also recognized £0.3 million of previously unrecognized tax benefits as a result of the expiry of the applicable statute of limitations. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We accrued interest in respect of unrecognized tax benefits of £0.3 million and £0.6 million at December 31, 2007 and January 1, 2007, respectively. Income tax expense for the year ended December 31, 2007 includes an interest benefit of £0.3 million relating to unrecognized tax benefits.

        The statute of limitations is open for the years 2004 to 2007 in the U.S. and 2004 to 2007 in the U.K., our major tax jurisdictions.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

16. Related Party Transactions

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2007, Virgin Entertainment Investment Holdings Limited owned 10.5% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Ltd. In addition, Gordon McCallum is a member of our Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly-owned television channels, and to use the "Virgin" name for our recently launched television channel, Virgin 1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin 1, where we pay an annual royalty of 0.5% of revenues received by Virgin 1, subject to a minimum of £

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our Board of Directors. During the year ended December 31, 2007 and the period from July 4, 2006 to December 31, 2006, respectively, we incurred expenses of £8.7 million and £5.8 million for charges in respect of brand licensing and promotion of which £4.8 million and £2.5 million was payable at the year end, respectively.

Virgin Retail Limited

        We have identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores which therefore ceased to be a related party. We incurred expenses of £2.3 million during the period to September 2007 and £1.8 million during the period from July 4, 2006 to December 31, 2006, for charges in respect to these stores. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million during the period from January 1, 2007 to September 17, 2007 and £5.7 million during the period from July 4, 2006 to December 31, 2006. As at December 31, 2006, we had £1.2 million payable to and £2.2 million receivable from Virgin Retail Limited.

Other Virgin companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms. We also participate in charitable activities with Virgin Unite, Virgin Group's charitable organization.

UKTV joint ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay-television packages available to our customers.

        As at December 31, 2007 and 2006, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payable and receivables in respect of the UKTV joint ventures totaling £367.7 million and £370.6 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the year ended December 31, 2007 and the period from March 3, 2006 to December 31, 2006, the net expense recognized in respect to these transactions through the statement of operations totaled £21.4 million and £16.9 million, respectively. These amounts are settled on a net basis at regular intervals.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

        During the year ended December 31, 2007 and the period from March 3, 2006 to December 31, 2006, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £38.3 million and £31.6 million, respectively.

17. Shareholders' Equity

Authorized Share Capital

        Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2007, there were 327.5 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.

        In connection with the reverse acquisition of Telewest, each share of our common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 2.5 shares of the new parents entity's common stock. On March 3, 2006, we issued 212,931,048 shares of common stock for this purpose. For accounting purposes, the acquisition of Telewest has been treated as a reverse acquisition. Accordingly, the 212,931,048 shares issued to acquire Virgin Media Holdings have been treated as outstanding from January 1, 2004 (as adjusted for historical issuances and repurchases during the period from January 1, 2004 to March 3, 2006). In addition, on March 3, 2006, each share of Telewest's common stock issued and outstanding immediately prior to the acquisition was converted into 0.2875 shares of the new parent entity's common stock (and redeemable stock that was redeemed). These 70,728,375 shares of new common stock have been treated as issued on the acquisition date.

        In accordance with the preceding paragraph, the outstanding shares as of December 31, 2005 and weighted average shares outstanding for the year ended December 31, 2005 were restated as follows (in millions, except share exchange ratio):

December 31, 2005
Weighted average shares outstanding as previously reported	85.1
Share exchange ratio in reverse acquisition	2.5
Weighted average shares outstanding, as restated	212.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Shareholders' Equity (Continued)

        The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2006 and 2007 (in millions, except share exchange ratio):

Number of shares
December 31, 2005 outstanding shares as previously reported by NTL Holdings (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of NTL Incorporated (formerly known as Telewest Global, Inc.) shares	70.7
Issued under Scheme of Arrangement to acquire Virgin Mobile	34.4
Net issuances and purchases during the period	5.9

December 31, 2006 outstanding shares	323.9
Net issuances and purchases during the period	3.6

December 31, 2007 outstanding shares	327.5

        We commenced the payment of regular quarterly dividends in June 2006. During the year ended December 31, 2007 and 2006, we paid the following dividends:

Board Declaration Date:	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs.

Series A Warrants

        On the effective date of the Plan, Series A warrants were issued to some of our former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering and the reverse acquisition of Telewest in accordance with anti-dilution adjustment provisions, the Series A warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011. The agreement

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Shareholders' Equity (Continued)

governing the Series A warrants is governed by New York law. The Series A warrants are listed on the NASDAQ National Market under the symbol "VMEDW." The Series A warrants may be subject to further change.

Stock Repurchase Program

        On January 31, 2005, we announced that we intended to use up to £475.0 million of the proceeds from the sale of our Broadcast operations to repurchase shares of our common stock. During 2005, we paid £114.0 million to effect share repurchases in the open market.

18. Commitments and Contingent Liabilities

        At December 31, 2007, we were committed to pay £724.1 million for equipment and services. This amount includes £369.9 million for operations and maintenance contracts and other commitments from January 1, 2009 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2008	£354.2
2009	122.4
2010	80.0
2011	77.8
2012	39.9
Thereafter	49.8

£724.1

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with FASB Statement No. 5, Accounting for Contingencies, or FAS 5, we recognize a provision for a liability when management believe that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

        Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingent Liabilities (Continued)

monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2008	£6.4
2009	9.8
2010	5.5
2011	—
2012	—
Thereafter	9.7

£31.4

19. Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly-owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Industry Segments (Continued)

        Segment information for the year ended December 31, 2007 and 2006 is as follows (in millions):

	Year ended December 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,128.0	£348.1	£597.6	£—	£4,073.7
Inter segment revenue	4.1	24.4	—	(28.5)	—
Operating costs	(1,196.9)	(287.1)	(370.5)	24.5	(1,830.0)
Selling, general and administrative expenses	(772.9)	(72.9)	(118.4)	4.0	(960.2)

Segment OCF	1,162.3	12.5	108.7	—	1,283.5
Depreciation, amortization and other charges	(1,160.1)	(19.4)	(87.4)	—	(1,266.9)

Operating income (loss)	£2.2	£(6.9)	£21.3	£—	£16.6

Identifiable assets	£8,601.6	£606.2	£1,258.3	£—	£10,466.1

Goodwill (included in identifiable assets)	£1,277.8	£82.7	£965.1	£—	£2,325.6

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,007.3	£302.8	£292.1	£—	£3,602.2
Inter segment revenue	2.8	19.2	(0.3)	(21.7)	—
Operating costs	(1,165.0)	(230.2)	(196.6)	19.0	(1,572.8)
Selling, general and administrative expenses	(772.1)	(72.5)	(65.0)	2.7	(906.9)

Segment OCF	1,073.0	19.3	30.2	—	1,122.5
Depreciation, amortization and other charges	(1,057.8)	(13.2)	(41.7)	—	(1,112.7)

Operating income (loss)	£15.2	£6.1	£(11.5)	£—	£9.8

Identifiable assets	£9,269.9	£634.3	£1,339.3	£—	£11,243.5

Goodwill (included in identifiable assets)	£1,295.9	£85.6	£970.2	£—	£2,351.7

        In 2005, we did not have any operations in the Content or Mobile segments and all of our operations related to the Cable segment.

20. Condensed Consolidated Financial Information

        On April 13, 2004, our wholly-owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2006, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. We and certain of our subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. VMIH has guaranteed the Senior Notes on a senior subordinated basis.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

        We present the following condensed consolidated financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 as required by Article 3-10(d) of Regulation S-X.

	December 31, 2007
Balance sheet	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	—	—	0.4	9.6	615.8	—	625.8

Total current assets	1.3	—	10.4	10.3	931.3	—	953.3
Fixed assets, net	—	—	—	—	5,655.6	—	5,655.6
Intangible assets, net	—	—	(13.1)	—	3,318.0	—	3,304.9
Investments in, and loans to, parent and subsidiary companies	2,808.8	1,018.0	379.5	5,281.1	(6,526.6)	(2,592.1)	368.7
Other assets, net	—	—	—	129.0	54.6	—	183.6

Total assets	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

Current liabilities	£(0.4)	£29.9	£6.4	£119.6	£1,354.5	£(103.3)	£1,406.7
Long term debt	—	1,032.0	—	2,262.4	2,635.0	—	5,929.4
Other long term liabilities	—	—	0.3	116.7	202.5	—	319.5
Shareholders' equity	2,810.5	(43.9)	370.1	2,921.7	(759.1)	(2,488.8)	2,810.5

Total liabilities and shareholders' equity	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

	December 31, 2006
Balance sheet	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	(1.7)	—	0.3	0.1	615.2	—	613.9

Total current assets	0.7	—	31.8	0.3	1,005.6	—	1,038.4
Fixed assets, net	0.7	—	—	—	6,025.6	—	6,026.3
Intangible assets, net	—	—	(11.0)	—	3,648.0	—	3,637.0
Investments in, and loans to parent and subsidiary companies	3,242.3	1,411.7	774.4	5,327.2	(6,407.5)	(3,976.6)	371.5
Other assets, net	—	—	—	103.2	67.1	—	170.3

Total assets	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

Current liabilities	£11.8	£30.1	£9.4	£97.6	£1,593.9	£(100.0)	£1,642.8
Long term debt	—	1,024.4	—	1,872.4	3,120.4	—	6,017.2
Other long term liabilities	1.8	—	8.5	124.9	218.2	—	353.4
Shareholders' equity	3,230.1	357.2	777.3	3,335.8	(593.7)	(3,876.6)	3,230.1

Total liabilities and shareholders' equity	£3,243.7	£1,411.7	£795.2	£5,430.7	£4,338.8	£(3,976.6)	£11,243.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statement of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£4,073.7	£—	£4,073.7
Operating costs	—	—	—	—	(1,830.0)	—	(1,830.0)
Selling, general and administrative expenses	(3.9)	—	(24.6)	—	(931.7)	—	(960.2)
Other charges	(0.3)	—	—	—	(28.4)	—	(28.7)
Depreciation and amortization	—	—	—	—	(1,238.2)	—	(1,238.2)

Operating income (loss)	(4.2)	—	(24.6)	—	45.4	—	16.6
Interest income and other, net	0.6	100.2	47.6	92.8	(69.5)	(152.2)	19.5
Interest expense	—	(99.5)	(27.5)	(378.0)	(161.4)	152.2	(514.2)
Loss on extinguishment of debt	—	—	—	(2.0)	(1.2)	—	(3.2)
Share of income from equity investments	—	—	—	—	17.7	—	17.7
Loss on derivative instruments	—	—	—	(0.6)	(1.9)	—	(2.5)
Foreign currency gains (losses)	—	12.5	0.7	(14.3)	6.2	—	5.1
Minority interest income	—	—	—	—	—	—	—
Income tax expense	(0.1)	—	(1.8)	—	(0.6)	—	(2.5)

(Loss) income from continuing operations	(3.7)	13.2	(5.6)	(302.1)	(165.3)	—	(463.5)
Equity in net loss of subsidiaries	(459.8)	(467.4)	(454.9)	(165.2)	—	1,547.3	—

Net loss	£(463.5)	£(454.2)	£(460.5)	£(467.3)	£(165.3)	£1,547.3	£(463.5)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2006
Statement of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,602.2	£—	£3,602.2
Operating costs	—	—	—	—	(1,572.8)	—	(1,572.8)
Selling, general and administrative expenses	(22.8)	—	(15.8)	—	(868.3)	—	(906.9)
Other charges	—	—	—	—	(67.0)	—	(67.0)
Depreciation and amortization	—	—	—	—	(1,045.7)	—	(1,045.7)

Operating income (loss)	(22.8)	—	(15.8)	—	48.4	—	9.8
Interest income and other, net	0.7	95.0	34.2	192.4	(154.8)	(132.8)	34.7
Interest expense	—	(93.7)	(83.6)	(282.1)	(130.8)	132.8	(457.4)
Loss on extinguishment of debt	—	—	—	(32.8)	—	—	(32.8)
Share of income from equity investments	—	—	—	—	12.5	—	12.5
Gains (loss) on derivative instruments	—	—	—	2.0	(0.7)	—	1.3
Foreign currency gains (losses)	2.3	(5.4)	(98.0)	(35.5)	46.5	—	(90.1)
Minority interest income	—	—	—	—	1.0	—	1.0
Income tax benefit	—	—	9.1	—	2.7	—	11.8

Loss from continuing operations	(19.8)	(4.1)	(154.1)	(156.0)	(175.2)	—	(509.2)
Income from discontinued operations	—	—	7.9	—	—	—	7.9
Cumulative effect of changes in accounting principle	(0.2)	—	—	—	(32.4)	—	(32.6)

Equity in net loss of subsidiaries	(513.9)	(372.3)	(368.0)	(216.3)	—	1,470.5	—

Net loss	£(533.9)	£(376.4)	£(514.2)	£(372.3)	£(207.6)	£1,470.5	£(533.9)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2005
Statement of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£1,947.6	£—	£1,947.6
Operating costs	—	—	—	—	(808.3)	—	(808.3)
Selling, general and administrative expenses	(17.4)	—	—	—	(465.6)	—	(483.0)
Other charges	0.3	—	—	—	(25.1)	—	(24.8)
Depreciation and amortization	—	—	—	—	(651.2)	—	(651.2)

Operating loss	(17.1)	—	—	—	(2.6)	—	(19.7)
Interest income and other, net	17.4	84.6	25.2	302.1	13.0	(412.9)	29.4
Interest expense	(2.8)	(85.0)	(0.1)	(252.5)	(308.3)	412.9	(235.8)
Loss on extinguishment of debt	—	(2.0)	—	—	—	—	(2.0)
Gains on derivative instruments	—	—	—	0.9	—	—	0.9
Foreign currency gains (losses)	35.4	1.8	(49.8)	35.4	(17.5)	—	5.3
Minority interest expense	—	—	—	—	(1.0)	—	(1.0)
Income tax (expense) benefit	1.3	—	(20.1)	—	—	—	(18.8)

(Loss) income from continuing operations	34.2	(0.6)	(44.8)	85.9	(316.4)	—	(241.7)
Income (loss) from discontinued operations	—	—	(8.6)	—	671.3	—	662.7
Dividend (paid) received	523.8	—	(523.8)	—	—	—	—
Equity in net (loss) income of subsidiaries	(137.0)	433.6	432.7	347.7	—	(1,077.0)	—

Net income (loss)	£421.0	£433.0	£(144.5)	£433.6	£354.9	£(1,077.0)	£421.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(17.6)	£—	£(0.2)	£213.9	£519.9	£—	£716.0
Investing activities:
Purchases of fixed and intangible assets	—	—	—	—	(536.2)	—	(536.2)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Investments in, and loans to equity investments, parent and subsidiary companies	22.7	—	(20.5)	(558.8)	573.0	—	16.4
Proceeds from sale of investments	—	—	—	—	9.8	—	9.8
Proceeds from sale of fixed assets	—	—	—	—	3.3		3.3
Other	—	—	—	—	(2.1)	—	(2.1)

Net cash (used in) provided by investing activities	22.7	—	(20.5)	(559.8)	47.8	—	(509.8)

Financing activities:
Dividends paid	(21.2)	—	—	—	—	—	(21.2)
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Proceeds from employee stock option exercises	15.0	—	—	—	—	—	15.0
Principal payments on long term debt and capital leases	—	—	—	(230.4)	(940.4)	—	(1,170.8)

Net cash (used in) provided by financing activities	(6.2)	—	—	346.4	(642.7)	—	(302.5)

Effect of exchange rate changes	—	—	(0.8)	—	—	—	(0.8)
(Decrease) increase in cash and cash equivalents	(1.1)	—	(21.5)	0.5	(75.0)	—	(97.1)
Cash and cash equivalents at beginning of year	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of year	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2006
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.2)	£(8.8)	£87.3	£48.7	£693.1	£—	£786.1
Investing activities:
Purchases of fixed and intangible assets	—	—	—	—	(554.8)	—	(554.8)
Acquisitions net of cash acquired	—	—	(2,423.1)	—	—	—	(2,423.1)
Telewest reorganization	—	—	(4,220.6)	(5,956.5)	3,535.9	6,641.2	—
Investments in, and loans to equity investments, parent and subsidiary companies	6.4	(286.6)	60.2	3,962.0	(3,726.3)	—	15.7
Other	—	—	—	—	8.2	—	8.2

Net cash (used in) provided by investing activities	6.4	(286.6)	(6,583.5)	(1,994.5)	(737.0)	6,641.2	(2,954.0)

Financing activities:
Dividends paid	(8.5)	—	—	—	—	—	(8.5)
New borrowings net of financing fees	—	871.2	1,784.4	4,593.3	1,686.7	—	8,935.6
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Proceeds from employee stock option exercises	38.7	—	—	—	—	—	38.7
Share redemption	—	—	1,800.0	(2,350.8)	550.8	—	—
Principal payments on long term debt and capital leases	—	(575.8)	(1,709.9)	(2,722.5)	(2,092.4)	—	(7,100.6)

Net cash provided by financing activities	30.2	295.4	6,095.1	1,940.6	145.1	(6,641.2)	1,865.2

Effect of exchange rate changes	—	—	(14.0)	—	—	—	(14.0)
(Decrease) increase in cash and cash equivalents	2.4	—	(415.1)	(5.2)	101.2	—	(316.7)
Cash and cash equivalents at beginning of year	—	—	446.6	5.4	283.2	—	735.2

Cash and cash equivalents at end of year	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2005
Statement of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash (used in) provided by operating activities	£(161.0)	£24.2	£60.3	£(42.8)	£382.9	£—	£263.6
Investing activities:
Purchases of fixed assets	—	—	—	—	(288.1)	—	(288.1)
Repayments from (advances to) affiliates	56.2	494.2	519.7	537.2	(796.4)	(810.2)	0.7
Proceeds from sale of fixed assets	—	—	—	—	1.8	—	1.8
Dividend received	523.8	—	—	—	—	(523.8)	—
Decrease in restricted cash	—	—	—	—	12.4	—	12.4
Proceeds from sale of Broadcast operations, net	—	—	—	—	1,229.0	—	1,229.0
Proceeds from sale of Ireland operations, net	—	—	—	—	216.2	—	216.2

Net cash provided by investing activities	580.0	494.2	519.7	537.2	374.9	(1,334.0)	1,172.0

Financing activities:
Dividend paid	—	—	(523.8)	—	—	523.8	—
Proceeds from new borrowings	10.0	58.9	—	739.7	—	(808.6)	—
Proceeds from employee stock option exercises	5.0	—	—	—	—	—	5.0
Purchase of stock	(114.0)	—	—	—	—	—	(114.0)
Principal payments including capital lease payments	—	(578.4)	(56.2)	(1,228.7)	(542.1)	1,618.8	(786.6)

Net cash used in financing activities	(99.0)	(519.5)	(580.0)	(489.0)	(542.1)	1,334.0	(895.6)

Discontinued operations:
Cash from operating activities	—	—	—	—	(14.3)	—	(14.3)
Cash used in investing activities	—	—	—	—	(4.1)	—	(4.1)

Net cash used by discontinued operations	—	—	—	—	(18.4)	—	(18.4)

Effect of exchange rate changes	88.4	—	—	—	—	—	88.4
Increase (decrease) in cash and cash equivalents	408.4	(1.1)	—	5.4	197.3	—	610.0
Cash and cash equivalents at beginning of year	38.2	1.1	—	—	85.9	—	125.2

Cash and cash equivalents at end of year	£446.6	£—	£—	£5.4	£283.2	£—	£735.2

VIRGIN MEDIA INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in millions except par value)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	£1.3	£2.4
Other current assets	—	(1.7)

Total current assets	1.3	0.7
Fixed assets, net	—	0.7
Investments in and loans to affiliates, net	2,808.8	3,242.3

Total assets	£2,810.1	£3,243.7

Liabilities and shareholders' equity
Current liabilities	£(0.4)	£11.8
Other long term liabilities	—	1.8
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2007) and 1,000.0 (2006) shares; issued 328.9 (2007) and 326.4 (2006) and outstanding 327.5 (2007) and 323.9 (2006) shares	1.8	1.8
Additional paid-in capital	4,361.4	4,339.7
Unearned stock compensation	(25.5)	(36.3)
Accumulated other comprehensive income	148.6	116.0
Accumulated deficit	(1,675.8)	(1,191.1)

Total shareholders' equity	2,810.5	3,230.1

Total liabilities and shareholders' equity	£2,810.1	£3,243.7

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2007	2006	2005
Costs and expenses
General and administrative expenses	£(3.9)	£(22.8)	£(17.4)
Other charges	(0.3)	—	0.3

Operating loss	(4.2)	(22.8)	(17.1)

Other income (expense)
Interest income and other, net	0.6	0.7	17.4
Interest expense	—	—	(2.8)
Foreign currency transaction gains	—	2.3	35.4

(Loss) income before income taxes and equity in net loss of subsidiaries	(3.6)	(19.8)	32.9
Income tax (expense) benefit	(0.1)	—	1.3
Cumulative effect of change in accounting principle	—	(0.2)	—

(Loss) income before equity in net loss of subsidiaries	(3.7)	(20.0)	34.2
Dividend received	—	—	523.8
Equity in net loss of subsidiaries	(459.8)	(513.9)	(137.0)

Net (loss) income	£(463.5)	£(533.9)	£421.0

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2007	2006	2005
Net cash used in operating activities	£(17.6)	£(34.2)	£(161.0)
Investing activities
Dividend received	—	—	523.8
Investments in and loans to affiliates	22.7	6.4	56.2

Net cash provided by investing activities	22.7	6.4	580.0

Financing activities
Proceeds from new borrowings	—	—	10.0
Proceeds from employee stock option exercises	15.0	38.7	5.0
Purchase of stock	—	—	(114.0)
Dividends paid	(21.2)	(8.5)	—

Net cash (used in) provided by financing activities	(6.2)	30.2	(99.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	88.4
(Decrease) increase in cash and cash equivalents	(1.1)	2.4	408.4
Cash and cash equivalents at beginning of year	2.4	—	38.2

Cash and cash equivalents at end of year	£1.3	£2.4	£446.6

Supplemental disclosure of cash flow information
Cash paid for interest	£—	£—	£—
Income taxes paid	—	3.1	2.2

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

2. Other

        A cash dividend of £523.8 million was paid to the registrant by subsidiaries in the year ended December 31, 2005. No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2007 and December 31, 2006.

VIRGIN MEDIA INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions		Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	£51.8	£32.9	£—	£—	£(65.2	)(a)	£19.5

Year ended December 31, 2006
Allowance for doubtful accounts	£41.7	£52.0	£—	£15.5	£(57.4	)(b)	£51.8

Year ended December 31, 2005
Allowance for doubtful accounts	£43.4	£41.6	£—	£—	£(43.3	)(c)	£41.7

(a)
Uncollectible accounts written-off, net of recoveries, of £65.2 million.

(b)
Uncollectible accounts written-off, net of recoveries, of £57.4 million.

(c)
Uncollectible accounts written-off, net of recoveries, of £43.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Investment Holdings Limited

        We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the "Company") an indirect wholly-owned subsidiary of Virgin Media Inc. (the "Parent") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(d). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investments Holdings Limited and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, Virgin Media Inc. changed its method of accounting for stock-based compensation expense as of January 1, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"; changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans"; and adopted Financial Accounting Standards Board Staff Position FAS 143-1 "Accounting for Electronic Waste Obligations" as of December 12, 2006.

/s/ Ernst & Young LLP

London, England
February 29, 2008

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	£310.0	£384.0
Restricted cash	5.4	5.2
Accounts receivable—trade, less allowance for doubtful accounts of £17.1 (2007) and £49.4 (2006)	451.0	454.9
Inventory	75.4	65.3
Prepaid expenses and other current assets	94.4	89.2

Total current assets	936.2	998.6
Fixed assets, net	5,510.3	5,863.9
Goodwill and other indefinite-lived intangible assets	2,495.3	2,521.4
Intangible assets, net	814.3	1,110.3
Equity investments	368.7	371.5
Other assets, net of accumulated amortization of £45.0 (2007) and £21.8 (2006)	183.6	170.3
Due from group companies	637.4	650.3

Total assets	£10,945.8	£11,686.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£372.9	£379.5
Accrued expenses and other current liabilities	407.4	474.8
VAT and employee taxes payable	81.2	86.2
Restructuring liabilities	84.8	124.5
Interest payable	148.2	132.6
Interest payable to group companies	77.6	63.9
Deferred revenue	240.3	258.0
Current portion of long term debt	29.1	141.9

Total current liabilities	1,441.5	1,661.4
Long term debt, net of current portion	4,897.4	4,992.8
Long term debt due to group companies	1,367.1	1,353.1
Deferred revenue and other long term liabilities	237.1	266.2
Deferred income taxes	81.0	77.0

Total liabilities	8,024.1	8,350.5

Commitments and contingent liabilities
Shareholders' equity
Share capital—£0.001 par value; authorized 1,000,000 ordinary shares (2007 and 2006); issued and outstanding 224,552 ordinary shares (2007 and 2006)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income (loss)	17.2	(36.0)
Accumulated deficit	(1,466.8)	(999.5)

Total shareholders' equity	2,921.7	3,335.8

Total liabilities and shareholders' equity	£10,945.8	£11,686.3

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2007	2006	2005
Revenue	£3,959.4	£2,997.1	£1,825.9
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,784.9	1,328.9	761.0
Selling, general and administrative expenses	900.5	721.5	430.1
Other charges	27.2	62.2	23.7
Depreciation	902.9	665.4	517.3
Amortization	305.6	203.9	101.8

	3,921.1	2,981.9	1,833.9

Operating income (loss)	38.3	15.2	(8.0)
Other income (expense)
Interest income and other, net	17.6	22.8	10.1
Interest income from group companies	5.3	7.4	2.1
Interest expense	(420.3)	(265.5)	(158.9)
Interest expense to group companies	(111.6)	(106.8)	(94.1)
Loss on extinguishment of debt	(3.2)	(32.8)	—
Share of income from equity investments	17.7	8.1	—
(Loss) gain on derivative instruments	(2.5)	1.3	0.9
Foreign currency transaction (losses) gains	(8.0)	6.9	17.9

Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(466.7)	(343.4)	(230.0)
Income tax (expense) benefit	(0.6)	1.8	—
Minority interest	—	1.0	(1.0)

Loss from continuing operations	(467.3)	(340.6)	(231.0)

Discontinued operations
Income from discontinued operations before income taxes	—	—	5.7
Income tax expense	—	—	(0.2)
Gain on disposal of assets	—	—	659.1

Income from discontinued operations	—	—	664.6
Cumulative effect of changes in accounting principle	—	(31.7)	—

Net (loss) income	£(467.3)	£(372.3)	£433.6

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	£(467.3)	£(372.3)	£433.6
Cumulative effect of changes in accounting principle	—	31.7	—
Income from discontinued operations	—	—	(664.6)

Loss from continuing operations	(467.3)	(340.6)	(231.0)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,208.5	869.3	619.1
Non-cash interest	4.1	115.9	(71.2)
Non-cash compensation	14.0	14.3	8.5
Income from equity accounted investments, net of dividends received	(10.8)	(5.8)	—
Income taxes	14.9	(3.0)	—
Minority interest	—	(1.0)	1.0
Loss on extinguishment of debt	3.2	32.8	—
Unrealized foreign currency transaction loss	10.2	30.4	52.6
Loss (gain) on derivative instruments	2.5	(1.7)	(0.9)
Gain on disposal of investments	(8.1)	—	—
Loss (gain) on disposal of assets	18.7	(1.7)	0.8
Amortization of original issue discount and deferred finance costs	23.1	17.2	24.2
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	2.9	(78.3)	17.7
Inventory	(10.2)	(4.6)	—
Prepaid expenses and other current assets	10.0	(13.4)	5.2
Other assets	4.2	3.3	(1.0)
Accounts payable	(0.8)	6.3	49.1
Accrued expenses and other current liabilities	(107.2)	89.3	(19.4)
Deferred revenue (current)	(17.4)	(1.0)	(8.7)
Deferred revenue and other long term liabilities	5.2	(14.7)	(88.0)

Net cash provided by operating activities	699.7	713.0	358.0

Investing activities
Purchase of fixed assets	(520.8)	(484.2)	(285.2)
Purchase of intangible assets	(9.5)	(10.0)	—
Investments in and loans to parent and subsidiary companies	26.6	7.9	(582.1)
(Increase) decrease in restricted cash	(0.2)	1.7	12.3
Principal repayments on loans to equity investments	16.4	15.7	0.7
Proceeds from sale of fixed assets	3.3	1.5	1.8
Proceeds from sale of investments	9.8	—	—
Purchase of investments	(2.0)	—	—
Acquisitions, net of cash acquired	(1.0)	(4,410.9)	—
Proceeds from the sale of Broadcast operations, net	—	—	1,227.8
Proceeds from the sale of Ireland operations, net	—	—	216.2

Net cash (used in) provided by investing activities	(477.4)	(4,878.3)	590.8

Financing activities
New borrowings, net of financing fees	874.5	5,168.3	—
Principal payments on long term debt	(1,137.6)	(3,262.1)	(723.2)
Issuance of shares	—	2,420.6	—
Capital lease payments	(33.2)	(37.0)	(4.6)

Net cash (used in) provided by financing activities	(296.3)	4,289.8	(727.8)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	(14.3)
Net cash used in investing activities	—	—	(4.1)

Net cash used in discontinued operations	—	—	(18.4)

(Decrease) increase in cash and cash equivalents	(74.0)	95.9	202.6
Cash and cash equivalents at beginning of year	384.0	288.1	85.5

Cash and cash equivalents at end of year	£310.0	£384.0	£288.1

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£391.4	£192.9	£238.3
Income taxes paid	£—	£4.6	£—

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 par value
			Additional Paid-In Capital	Comprehensive Income (Loss)	Pension Liability Adjustments	Net Unrealized (Losses) Gains On Derivatives	Accumulated Deficit
	Shares	Par						Total
Balance, December 31, 2004	121,006	—	£1,399.9		£(2.1)	£(24.0)	£(1,060.8)	£313.0
Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	£433.6	—	—	433.6	433.6
Net gains on derivatives, net of tax	—	—	—	23.2	—	23.2	—	23.2
Pension liability adjustment, net of tax	—	—	—	(16.1)	(16.1)	—	—	(16.1)

				£440.7

Balance, December 31, 2005	121,006	—	£1,399.9		£(18.2)	£(0.8)	£(627.2)	£753.7
Issuance of stock for acquisition of Telewest	84,352	—	2,420.6		—	—	—	2,420.6
Issuance of stock for acquisition of Virgin Mobile	19,194	—	550.8		—	—	—	550.8
Adjustment to initially apply FAS 158	—	—	—		(9.4)	—	—	(9.4)
Comprehensive loss:
Net loss for the year ended December 31, 2006	—	—	—	£(372.3)	—	—	(372.3)	(372.3)
Net losses on derivatives, net of tax	—	—	—	(49.8)	—	(49.8)	—	(49.8)
Reclassification of derivative losses to net income, net of tax				34.6		34.6		34.6
Pension liability adjustment, net of tax	—	—	—	7.6	7.6	—	—	7.6

				£(379.9)

Balance, December 31, 2006	224,552	—	£4,371.3		£(20.0)	£(16.0)	£(999.5)	£3,335.8
Comprehensive loss:
Net loss for the year ended December 31, 2007	—	—	—	£(467.3)	—	—	(467.3)	(467.3)
Net gains on derivatives, net of tax	—	—	—	53.8	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax				(20.4)	—	(20.4)	—	(20.4)
Pension liability adjustment, net of tax	—	—	—	19.8	19.8	—	—	19.8

				£(414.1)

Balance, December 31, 2007	224,552	—	£4,371.3		£(0.2)	£17.4	£(1,466.8)	£2,921.7

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

(a)   Historical Structure of the Company

        Virgin Media Investment Holdings Limited, or VMIH, is incorporated in the United Kingdom. We are an indirect wholly-owned subsidiary of Virgin Media Inc., or Virgin Media. On February 19, 2007, we changed our name from NTL Investment Holdings Limited to Virgin Media Investment Holdings Limited.

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

        In October 2003, we cancelled our outstanding share capital and issued 1,000 shares of £0.001 each for every existing share outstanding. Shareholders' equity has been retrospectively restated to show the effect of the stock split.

        On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings Inc, or Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest, and now known as Virgin Media Inc., or Virgin Media).

        On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media's existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary.

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile Holdings (UK) plc, or Virgin Mobile, through a U.K. scheme of arrangement.

        We conduct our operations primarily through direct and indirect wholly-owned subsidiaries.

(b)   Business

        Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first "quad-play" offering of television, broadband, fixed line telephone and mobile telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. By number of customers, we are the U.K.'s largest residential broadband and mobile virtual network operator and second largest provider in the U.K. of pay television and fixed line telephone services. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we provide a broad range of programming through our wholly-owned channels, such as Virgin 1, Living and Bravo; through UKTV, our joint

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Business (Continued)

ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable: our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile: our mobile segment includes the provision of mobile telephone services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content: our content segment includes the operations of our U.K. television channels, such as Virgin 1, which was launched on October 1, 2007, as well as Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

2. Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP.

        On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest and now known as Virgin Media).

        On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media's existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary.

        We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of FAS 141, Business Combinations, in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

        The results of operations and cashflows for Virgin Mobile are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2007 and 2006. As at December 31, 2007, we had not adopted the fair value principles of FASB Statement No. 157, Fair Value Measurements.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. Our consolidated financial statements also include the accounts of variable interest entities, or VIEs, which are entities that among other things, lack sufficient equity to finance their activities without additional support from other parties. All significant intercompany accounts and transactions have been eliminated. The operating results of acquired companies are included in our consolidated statement of operations from the date of acquisition.

        For investments in which we own 20% to 50% of the voting shares and have significant influence over the operating and financial policies, the equity method of accounting is used. Accordingly, our share of the earnings and losses of these companies are included in the share of income (losses) in equity investments in the accompanying consolidated statements of operations. For investments in which we own less than 20% of the voting shares and do not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the companies in which we have an investment and such investments are generally reflected in the consolidated balance sheet at historical cost.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated statements of cash flows include reclassifications of cash flows from operating activities to provide greater detail on non-cash movements included within this category.

Foreign Currency Translation

        Our functional currency is the pound sterling. Our reporting currency is the pound sterling. Foreign currency transaction gains and losses are recorded in the statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short-term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £218.7 million and £322.1 million as at December 31, 2007 and 2006, respectively

        Restricted cash balances of £5.4 million and £5.2 million as at December 31, 2007 and 2006, respectively, represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The allowance for doubtful accounts is £17.1 million at December 31, 2007 and £49.4 million at December 31, 2006.

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers' financial condition and generally do not require collateral. At December 31, 2007, we did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Inventory

        Inventory consists of consumer goods for re-sale and programming inventory. Consumer goods for re-sale are valued at the lower of cost or market value using the first-in, first-out, or FIFO method. Cost represents the invoiced purchase cost of inventory. This valuation requires us to make judgments, based on currently available information, about obsolete, slow-moving or defective inventory. Based upon these judgments and estimates, which are applied consistently from period to period, we adjust the carrying amount of our inventory for re-sale to the lower of cost or market value.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8–30 years
Switches and headends	8–10 years
Customer premises equipment	5–10 years
Other operating equipment	8–20 years
Other equipment:
Buildings	30 years
Leasehold improvements	20 years or, if less, the lease term
Computer infrastructure	3–5 years
Other equipment	5–12 years

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

Goodwill and Intangible Assets

        Goodwill and other intangible assets with indefinite lives, such as television channel tradenames and reorganization value in excess of amount allocable to identifiable assets, are not amortized and are tested for impairment annually or more frequently if circumstances indicate a possible impairment exists in accordance with Financial Accounting Standards Board Statement (FASB) No. 142, Goodwill and Other Intangible Assets, or FAS 142.

        Goodwill and other intangible assets with indefinite lives are allocated to various reporting units, which are the operating segments. For purposes of performing the impairment test of goodwill, we established the following reporting units: Cable, Mobile, Virgin Media TV and sit-up. We compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. We evaluate our Cable reporting unit for impairment on an annual basis as at December 31, while all other reporting units are evaluated as at June 30. In the future, we may incur impairment charges under FAS 142 if market values decline and we do not achieve expected cash flow growth rates.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Intangible assets include trademark license agreements and customer lists. Trademark license agreements represent the portion of purchase price allocated to agreements to license trademarks acquired in business combinations. Trademark licenses are amortized over the period in which we expect to derive benefits, which is principally five years. Customer lists represent the portion of the purchase price allocated to the value of the customer base acquired in business combinations. Customer lists are amortized on a straight-line basis over the period in which we expect to derive benefits, which is principally three to six years.

Asset Retirement Obligations

        We accrue for the liability in respect of dilapidation on our leasehold properties over the term of the lease in accordance with FASB Statement No. 13, Accounting for Leases, or FAS 13.

        In June 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. FSP 143-1 was effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable European Union-member country. The Directive was adopted on December 12, 2006, and was effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of our customer premises equipment. As a result, we recognized a retirement obligation of £56.6 million and fixed assets of £23.7 million on the balance sheet as at December 31, 2006 and a cumulative effect change in accounting principle of £32.9 million in the statement of operations for the year then ended.

Impairment of Long-Lived Assets

        In accordance with FASB Statement No. 144, Impairment of Long-Lived Assets, or FAS 144, long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long term growth rate.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        As of December 31, 2007, there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £88.9 million and £99.7 million as of December 31, 2007 and 2006, respectively, are included in other assets.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure is given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

        In 2006, we initiated a number of restructuring programs as part of our acquisitions of Telewest and Virgin Mobile. Accruals in respect to exit activities of the acquired businesses are recognized under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and included on the acquired company's opening balance sheet. Accruals in respect to exit activities of the historic NTL business are recognized under FAS 146.

Revenue Recognition

        We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

  •
  persuasive evidence of an arrangement exists between us and our customers;

  •
  delivery has occurred or the services have been rendered;

  •
  the price for the service is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Fixed line telephone, cable television and internet revenues are recognized as the services are provided to customers. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as fixed line telephone and internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

        Mobile handset and other equipment revenues are recognized when the goods have been delivered and title has passed. Equipment revenue is stated net of discounts earned through service usage.

        Mobile service revenues include airtime, data, roaming and long-distance revenues and are invoiced and recorded as part of a periodic billing cycle. Service revenues are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

        Contract customers are billed in arrears based on usage and revenue is recognized when the service is rendered and collectibility is reasonably assured. Revenue from non-contract pre-pay customers is recorded as deferred revenue prior to commencement of services and is recognized as the services are rendered or usage expires.

        Bundled services revenue is recognized in accordance with the provisions of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, to assess whether the components of the bundled services should be recognized separately.

        For bundled packages that have separately identifiable components, the total consideration is allocated to the different components based on their relative fair values. Where the fair value of a delivered component cannot be determined reliably but the fair value of the undelivered component can be, the fair value of the undelivered component is deducted from the total consideration and the net amount is allocated to the delivered components based on the "residual value" method.

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

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £104.9 million, £80.5 million and £49.3 million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation

        We are an indirect, wholly-owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media's consolidated financial statements. Prior to January 1, 2006 Virgin Media accounted for these plans using the fair value recognition provisions of

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share Based Payment, or FAS 123R, which is a revision of FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows, or FAS 95.

        Virgin Media adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, therefore, prior period results were not restated.

        Stock-based compensation expense is recognized as a component of selling, general and administrative expenses in the consolidated statement of operations.

Pensions

        We account for our defined benefit pension plans using FASB Statement No. 87, Employer's Accounting for Pensions, or FAS 87, and the disclosure rules under FASB Statement No. 132 (revised), Employers Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements 87, 88 and 106, or FAS 132R. Under FAS 87, pension expense is recognized on an accrual basis over employees' approximate service periods. Pension expense calculated under FAS 87 is generally independent of funding decisions or requirements.

        In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R), or FAS 158. FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on a company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we adopted for the year ended December 31, 2006. FAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The impact of adopting the recognition provisions of FAS 158 as of December 31, 2006 was an increase in liabilities of £9.4 million and a pre-tax increase in the accumulated other comprehensive loss of £9.4 million.

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs incurred in the normal course of business.

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

        In order to qualify for hedge accounting in accordance with FASB statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, we are required to document in advance the relationship between the item being hedged and the hedging instrument. We are also required to demonstrate that the hedge will be highly effective on an ongoing basis. This effectiveness testing is performed and documented at each period end to ensure that the hedge remains highly effective.

        We recognize derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

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

Income Taxes

        We provide for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the extent to which deferred tax assets can be recognized. We recognize deferred tax assets only if it is more likely than not that sufficient taxable income will be available in the future against which the temporary differences and unused tax losses can be utilized. We have considered future taxable income and tax planning strategies in assessing whether deferred tax assets should be

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

recognized. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. We adopted FIN 48 on January 1, 2007. The adoption did not have a material effect on our consolidated financial statements.

3. Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments are required to be adopted by us in the first quarter of 2008 effective January 1, 2008. While we are still addressing the impact of adoption of this Standard, it is not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of FAS 159 will have on our consolidated financial statements and are not yet in a position to determine its effects.

4. Discontinued Operations

        On December 1, 2004, we reached an agreement to sell our Broadcast operations, a provider of commercial television and radio transmission services, to a consortium led by Macquarie Communications Infrastructure Group. The sale was completed on January 31, 2005. The results of operations of the Broadcast operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Broadcast operations, reported in discontinued operations, for the year ended December 31, 2005 was £21.4 million. Broadcast's pre-tax income, reported within discontinued operations, for the year ended December 31, 2005 was £3.2 million. Upon the sale, we recorded a gain on disposal of £513.6 million.

        On May 9, 2005, we sold our operations in the Republic of Ireland to MS Irish Cable Holdings B.V., an affiliate of Morgan Stanley & Co. International Limited, for an aggregate purchase price of €333.4 million, or £225.5 million. The results of operations and cash flows of the Ireland operations have been removed from our results of continuing operations and cash flows for all periods presented. Revenue of the Ireland operations, reported in discontinued operations, for the year ended December 31, 2005 was £25.6 million. Ireland's pre-tax income, reported within discontinued

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued Operations (Continued)

operations, for the year ended December 31, 2005 was £2.5 million. Upon the sale, we recorded a gain on disposal of £145.5 million.

5. Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, Virgin Media and VMIH acquired 100% of the outstanding shares and options of the U.K. operations of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile is the largest mobile virtual network operator in the U.K. with approximately 4.5 million customers.

        The total purchase price of £953.2 million included cash of £419.2 million, common stock valued at £518.8 million and direct transaction costs of £15.2 million. The average market price per share of common stock utilized in determining the value of new common stock issued of £15.07 ($26.59) was based on an average of the closing prices of Virgin Media common stock divided by the Telewest acquisition conversion ratio of 2.5 times for a range of trading days (January 12, January 13, January 17, January 18, January 19) around the announcement date of the proposed acquisition (January 16, 2006).

        Virgin Media financed the cash portion of the offer and transactional expenses through £475 million of additional borrowings under its senior credit facility and cash on hand.

        The total purchase price was allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£14.1
Accounts receivable	45.4
Prepaid expenses and other current assets	5.3
Fixed assets	9.2
Inventory	9.1
Amortizable intangible assets:
Customer lists	280.0
Contractual relationships	6.0
Software and other intangible assets	9.3
Intangible assets with indefinite lives:
Goodwill	971.7
Other assets, net	1.4
Accounts payable	(47.2)
Long term debt, including current portion	(200.0)
Other current liabilities	(103.6)
Other long term liabilities	(47.5)

Total purchase price	£953.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

Amortizable intangible assets

        Of the total purchase price, £295.3 million was allocated to amortizable intangible assets including customer lists and contractual relationships. Customer lists represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Virgin Mobile. The fair value of these assets was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over an average estimated useful life of 3.5 years.

        Contractual relationships represented the fair value of certain contracts with distributors of our products and services. The fair value of these contracts was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over the remaining life of the contracts of three years.

Reverse Acquisition of Telewest

        On March 3, 2006, Virgin Media merged with Telewest and the merger was accounted for as a reverse acquisition of Telewest using the purchase method. This merger created the U.K.'s largest provider of residential broadband and the U.K.'s leading provider of "triple-play" services. In connection with this transaction, Telewest changed its name to NTL Incorporated, and has since changed its name to Virgin Media Inc.

        On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media's existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly-owned subsidiary. We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of FAS 141, Business Combinations in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cashflows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2007		2006
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8–30 years	£5,674.1	£30.1	£5,400.3	£30.1
Switches and headends	8–10 years	673.0	37.9	673.6	12.6
Customer premises equipment	5–10 years	994.5	—	1,319.7	—
Other operating equipment	8–20 years	1.3	—	62.1	—

Total operating equipment		7,342.9	68.0	7,455.7	42.7
Other equipment
Land	—	13.2	—	13.2	—
Buildings	30 years	114.6	—	114.1	—
Leasehold improvements	20 years or, if less, the lease term	50.0	—	64.7	—
Computer infrastructure	3–5 years	235.7	36.8	278.6	34.2
Other equipment	5–12 years	263.4	36.8	167.1	20.5

Total other equipment		676.9	73.6	637.7	54.7

		8,019.8	141.6	8,093.4	97.4
Accumulated depreciation		(2,623.4)	(43.3)	(2,373.3)	(25.2)

		5,396.4	98.3	5,720.1	72.2
Construction in progress		113.9	—	143.8	—

		£5,510.3	£98.3	£5,863.9	£72.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments at December 31, 2007 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31:
2008	£34.7	£62.3
2009	24.0	39.2
2010	14.1	37.4
2011	32.3	35.8
2012	7.8	34.2
Thereafter	88.3	156.2

Total minimum lease payments	201.2	£365.1

Less: amount representing interest	(84.3)

Present value of net minimum obligations	116.9
Less: current portion	(27.3)

	£89.6

        Leases for buildings, office space and equipment extend through 2034. Total rental expense for the years ended December 31, 2007, 2006, and 2005 under operating leases was £51.7 million, £57.9 million and £34.2 million, respectively.

        During 2007, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

Asset retirement obligation at the beginning of the year	£56.6
Increase in liability	14.1
Liabilities settled	(10.0)
Accretion expense	4.8
Revision in cash flows	(7.7)

Asset retirement obligation at the end of the year	£57.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2007	2006
Goodwill and intangible assets not subject to amortization:
Goodwill		£2,325.6	£2,351.7
Reorganization value in excess of amounts allocable to identifiable assets		153.2	153.2
Trade names		16.5	16.5

		£2,495.3	£2,521.4

Intangible assets subject to amortization:
Cost
Contractual relationships	2–3 years	£6.0	£6.0
Trade names and licenses	1–9 years	49.5	50.7
Customer lists	3–6 years	1,555.4	1,560.7
Software and other intangible assets	1–3 years	27.9	22.1

		1,638.8	1,639.5

Accumulated amortization
Contractual relationships		3.3	1.1
Trade names and licenses		22.3	10.4
Customer lists		783.3	512.1
Software and other intangible assets		15.6	5.6

		824.5	529.2

		£814.3	£1,110.3

        In accordance with our policy, we review the estimated useful lives of our intangible assets on an ongoing basis. As a result of our review, effective January 1, 2008, we reduced our estimates of the remaining useful lives of certain intangible customer lists to better reflect the estimated periods over which these assets will provide benefit. The effect of this change in estimate will be to increase the amortization expense of these assets in 2008 by £57.5 million compared to 2007.

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2007 is as follows: £292.2 million in 2008, £247.5 million in 2009, £151.9 million in 2010, £119.5 million in 2011 and £1.0 million in 2012.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Intangible Assets (Continued)

        During the year ended December 31, 2007, assets not subject to amortization were adjusted for the following (in millions):

	Trade Names	Reorganization Value	Goodwill
Balance, December 31, 2006	£16.5	£153.2	£2,351.7
Deferred tax balances	—	—	(8.2)
Corporation tax balances	—	—	(6.7)
Disposal of business units	—	—	(1.5)
Finalization of purchase accounting fair values	—	—	(9.7)

Balance, December 31, 2007	£16.5	£153.2	£2,325.6

        During the year ended December 31, 2006, reorganization value in excess of amounts allocable to identifiable assets was reduced by £44.7 million due to the use of deferred tax assets that existed as at January 10, 2003 that were previously offset by a valuation allowance.

        As at June 30, 2007, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units included in our Content segment and the Virgin Mobile reporting unit and concluded that no impairment charges were necessary. As at December 31, 2007, we performed our annual impairment review of the goodwill recognized in our Cable segment and concluded that no impairment charges were necessary.

8. Investments

        Through our wholly owned subsidiary Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2007. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of the losses from that date.

        Investments consist of (in millions):

	December 31,
	2007	2006
Loans and redeemable preference shares	£145.6	£159.3
Share of net assets	223.1	212.2

	£368.7	£371.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long Term Debt

        Long term debt consists of (in millions):

	December 31,
	2007	2006
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£214.2	£217.0
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	165.6	151.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	277.2	280.8
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	50.4	51.1
Senior credit facility	4,804.8	5,024.6
Other loan notes due to affiliates	284.7	277.6
Capital leases	116.9	104.4
Other	4.8	5.7

	6,293.6	6,487.8
Less: current portion	(29.1)	(141.9)

	£6,264.5	£6,345.9

        The effective interest rate on the senior credit facility was 7.8% and 7.1% as at December 31, 2007 and 2006, respectively. The effective interest rate on the floating rate note was 10.2% and 10.4% as at December 31, 2007 and 2006, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2007 are summarized below.

Senior Notes

        Our parent, Virgin Media Finance PLC, issued senior notes due 2014 on April 13, 2004. On July 25, 2006, Virgin Media Finance PLC issued $550 million U.S. dollar denominated 9.125% senior notes due 2016 to repay in part an alternative senior bridge facility whose proceeds had been loaned to us for the acquisition of Telewest UK Limited. All senior notes have been guaranteed by us pursuant to a senior subordinated guarantee. The terms of our senior notes due to Virgin Media Finance PLC are summarized below.

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

9. Long Term Debt (Continued)

    5.0%. Interest is payable quarterly on January 15, April 15, July 15 and October 15 commencing July 15, 2004.

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2007 was £4,804.8 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, euros and U.S. dollars in aggregate principal amounts of £4,132 million, $628 million and €485 million and a revolving facility of £100 million. At December 31, 2007, the sterling equivalent of £4,804.8 million of the term facility had been drawn and £19.9 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.75% to 2.75% and the applicable cost of complying with any reserve requirement. The margins on £2,337 million of the term loan facilities and on the revolving credit facility ratchet from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £2,337 million of the term loan facilities are due semi-annually beginning in September 2009 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which range from September 3, 2012 through March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2007, we were in compliance with these covenants.

        The agreements governing the senior notes and the senior credit facility significantly, and, in some cases, absolutely restrict our ability and the ability of most of our subsidiaries to:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions, or redeem or repurchase equity interests or subordinated obligations;

  •
  make investments;

  •
  sell assets, including the capital stock of subsidiaries;

  •
  enter into sale and leaseback transactions or certain vendor financing arrangements;

  •
  create liens;

  •
  enter into agreements that restrict the restricted subsidiaries' ability to pay dividends, transfer assets or make intercompany loans;

  •
  merge or consolidate or transfer all or substantially all of our assets; and

  •
  enter into transactions with affiliates.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long Term Debt (Continued)

        Long term debt repayments, excluding capital leases as of December 31, 2007, are due as follows (in millions):

Year ended December 31:
2008	£1.8
2009	266.9
2010	1,106.2
2011	966.3
2012	2,218.3
Thereafter	1,617.2

Total debt payments	£6,176.7

        On February 4, 2005, we voluntarily prepaid £500 million of principal outstanding under our prior senior credit facility using the proceeds from the sale of our Broadcast operations. On June 14, 2005, and July 14, 2005 we repaid a further £200 million and £23 million, respectively, using the proceeds from the sale of our Ireland operations. On February 13, 2006, we voluntarily prepaid £100 million of principal outstanding.

        The convertible unsecured loan notes due 2058 due to affiliates, of which £76.7 million were denominated in pounds sterling and $707.1 million were denominated in U.S. dollars, were redeemed in February 2005.

        On March 3, 2006, the full outstanding balance of £1,358.1 million was repaid in respect of our prior senior credit facility, £1,686.9 million was repaid in respect of Telewest's then existing senior credit facilities and £102.0 million was repaid in respect of Virgin Media TV's then existing senior credit facility. Our then existing facility and Telewest's then existing facility were repaid in full utilizing borrowings under the new senior credit facility. The Virgin Media TV facility was repaid from cash on hand.

        On September 27, 2006, we made a voluntary prepayment of £120.0 million of our senior credit facility utilizing available cash reserves.

        On April 13, 2007, we borrowed £890 million under our senior credit facility which is repayable in 2012, and used £863 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on Virgin Media's common stock.

        On May 15, 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006. On December 17, 2007, we made a voluntary prepayment of £200 million utilizing available cash reserves.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities

        The fair values of our derivative instruments held on our balance sheet were as follows (in millions):

	December 31,
	2007	2006
Included within other current assets:
Interest rate swaps	£4.1	£—

Included within other assets:
Foreign currency forward rate contracts	£18.3	£16.4
Interest rate swaps	11.2	14.1
Cross-currency interest rate swaps	30.6	1.5

	£60.1	£32.0

Included within other current liabilities:
Foreign currency forward rate contracts	£—	£0.1
Interest rate swaps	—	0.4

	£—	£0.5

Included within deferred revenue and other long term liabilities:
Foreign currency forward rate contracts	£67.9	£62.0
Interest rate swaps	—	6.7
Cross-currency interest rate swaps	54.4	68.4

	£122.3	£137.1

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

        The gains or losses on derivative instruments recognized through the statement of operations and statement of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2007	2006	2005
Net settlements (losses) gains included within interest expense:
Interest rate swaps	£11.9	£(24.7)	£(5.1)
Cross-currency interest rate swaps	(16.7)	(5.0)	(4.2)

	£(4.8)	£(29.7)	£(9.3)

Changes in fair value included within accumulated other comprehensive income:
Interest rate swaps	£(0.1)	£10.9	£13.1
Cross-currency interest rate swap ineffectiveness	53.9	(60.7)	10.1

	£53.8	£(49.8)	£23.2

Changes in fair value included within (losses) gains on derivative instruments:
Interest rate swap ineffectiveness	£8.1	£0.8	£—
Cross-currency interest rate swap ineffectiveness	1.5	(1.5)	—
Derivative instruments not designated as hedges	(12.1)	2.0	0.9

	£(2.5)	£1.3	£0.9

Changes in fair value included within foreign currency transaction gains (losses):
Cross-currency interest rate swaps	£0.2	£(4.1)	£—
Foreign currency forward rate contracts	(4.0)	(72.0)	62.8

	£(3.8)	£(76.1)	£62.8

        During 2006 we entered into a number of interest rate swaps to fix at least two-thirds of the interest payments on our current financing arrangements. On October 2, 2005, we and Virgin Media entered into an agreement with several financial institutions to provide financing in connection with the merger agreement with Telewest. As a result of this agreement, we discontinued the hedge designation on October 2, 2005 for the interest rate swaps with notional amounts totaling £2,315 million, $545 million and €251 million related to the interest payments on the then outstanding senior debt facilities. Net unrealized losses of £9.1 million, which had been included in other comprehensive income at September 30, 2005, were reclassified to earnings and net unrealized gains of £6.7 million and £2.0 million were taken directly to earnings in the final quarter of 2005 and year ended December 31, 2006, respectively. These instruments expire on dates between April 2007 and December 2013 and have not been re-designated as hedges for accounting purposes.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2007, we have outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,184 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

interest at fixed rates between 4.68% and 5.38%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during 2006 and mature in April 2009.

        We have designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133 because they are highly effective hedges against changes in the amount of future cash flows attributable to changes in LIBOR. Certain interest rate swaps originally entered into under our previous financing arrangements are not designated as hedges under FAS 133. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2007, we have outstanding cross-currency interest rate swaps with principal amounts of $1,625 million and €725 million. We currently hedge the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on our U.S. dollar denominated 9.125% senior notes due 2016 and interest payments on our euro denominated 8.75% senior notes due 2014. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes and 9.125% for the 2016 senior notes. We also receive euros at a fixed rate of 8.75% for the 2014 senior notes. In exchange we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 8.54% for the U.S. dollar denominated senior notes due 2016 and 10.26% for the euro denominated senior notes due 2014.

        We have designated principal amounts totaling $975 million and €225 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the interest payments on our U.S. dollar and euro denominated senior notes, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. Certain cross-currency interest rate swaps entered into under our previous and current financing arrangements are no longer designated as hedges under FAS 133 but continue to mitigate our exposure to interest rate risk and foreign exchange rate risks. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our statement of operations.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes

        As of December 31, 2007, we have outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation of the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates.

        These foreign currency forward rate contracts have not been designated as accounting hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into our functional currency pound sterling in accordance with FAS 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Derivative Financial Instruments and Hedging Activities (Continued)

        The principal obligations under the $550 million 9.125% senior notes due 2016, the €225 million senior notes due 2014 and the $628 million and €485 million principal obligations under the senior credit facility are hedged with cross-currency interest rate swaps.

11. Fair Values of Financial Instruments

        In estimating the fair value of our financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Long term debt:    The carrying amount of the senior credit facility approximates its fair value due to the fact that this debt instrument pays a floating rate of interest based upon market rates that are reset semi-annually. The fair values of our other debt in the following table are based on the quoted market prices.

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.75% U.S. dollar loan notes due 2014 to Virgin Media Finance PLC	£214.2	£221.0	£217.0	£226.7
9.75% Sterling loan notes due 2014 to Virgin Media Finance PLC	375.0	358.6	375.0	398.6
8.75% Euro loan notes due 2014 to Virgin Media Finance PLC	165.6	157.6	151.6	173.2
9.125% U.S. dollar senior notes due 2016 to Virgin Media Finance PLC	277.2	283.7	280.8	295.9
Floating rate loan notes due 2012 to Virgin Media Finance PLC	50.4	50.4	51.1	51.1
Other loan notes due to affiliates	284.7	284.7	277.6	277.6

12. Employee Benefit Plans

Defined Benefit Plans

        Certain of our subsidiaries operate defined benefit pension plans in the U.K. The assets of the plans are held separately from those of ourselves and are invested in specialized portfolios under the management of investment groups. The pension cost is calculated using the projected unit method. Our policy is to fund amounts to the defined benefit plans necessary to comply with the funding requirements as prescribed by the laws and regulations in the U.K. Our defined benefit pension plans use a measurement date of December 31.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        We adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), or FAS 158, as of December 31, 2006. The table below summarizes the incremental effects of the FAS 158 adoption on the individual line items in our balance sheet at December 31, 2006 (in millions):

	Pre FAS 158 Adoption	FAS 158 Adjustment	Post FAS 158 Adoption
Deferred revenue and other long term liabilities	£32.3	£9.4	£41.7
Accumulated other comprehensive income	10.6	9.4	20.0

Obligations and Funded Status

        In June 2007, Virgin Media effected a merger of two of our defined benefit plans with a smaller plan in respect of NTL Glasgow, a wholly owned subsidiary of Virgin Media but not a subsidiary of ours (the merged plan). The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, Virgin Media agreed to make a specific one-time contribution of £4.5 million. Following the merger, we have two defined benefit plans, the merged plan and the main plan, and the information set out in the following tables and disclosure includes amounts in respect of these two plans in total since substantially all of the plan assets and obligations relate to our current and former employees.

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2007	2006
Benefit obligation at beginning of year	£336.9	£331.0
Service cost	2.4	2.5
Interest cost	16.7	15.7
Members' contributions	0.4	0.6
Transfer of liability	2.9	—
Actuarial (gains) losses	(24.5)	(5.4)
Benefits paid	(11.1)	(8.5)
Plan settlements	0.2	1.0

Benefit obligation at end of year	£323.9	£336.9

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2007	2006
Fair value of plan assets at beginning of year	£296.0	£284.5
Actual return on plan assets	14.3	17.5
Employer contributions	16.9	1.9
Employee contributions	0.4	0.6
Transfer of assets	2.1	—
Benefits paid	(11.1)	(8.5)

Fair value of plan assets at end of year	£318.6	£296.0

        The funded status as of December 31, 2007 and 2006 were as follows (in millions):

	Year ended December 31,
	2007	2006
Projected benefit obligation	£323.9	£339.8
Plan assets	318.6	298.1

Funded status	(5.3)	(41.7)
Current liability	—	—

Non-current liability	£(5.3)	£(41.7)

        The accumulated benefit obligation for all defined benefit plans was £314.1 million and £330.3 million at December 31, 2007 and 2006, respectively.

Amount included in other comprehensive income:

        The amount included in other comprehensive income for the years ended December 31, 2007 and 2006 consisted of (in millions):

	Year ended December 31,
	2007	2006
Actuarial gain recognized in other comprehensive income	£(19.8)	£(6.5)
Prior year service cost recognized in other comprehensive income	—	—
Less actuarial loss recognized	—	(1.1)
Less prior year service cost recognized	—	—
Less transitional obligation recognized	—	—

Amount included in other comprehensive income	£(19.8)	£(7.6)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2007 and 2006 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2007	2006
Net actuarial loss	£0.2	£10.5
Net prior year service cost	—	0.1
Net transition obligation	—	—
Adjustment to initially adopt FAS 158	—	9.4

Amount included in accumulated other comprehensive income	£0.2	£20.0

        None of these amounts are expected to be recognized in the net periodic benefit cost in 2008.

        The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2007	2006
Accumulated benefit obligation	£—	£330.3
Fair value of plan assets	—	298.1

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2007	2006
Projected benefit obligation	£323.9	£336.9
Fair value of plan assets	318.6	296.0

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Service cost	£2.4	£2.5	£2.6
Interest cost	16.7	15.7	14.4
Expected return on plan assets	(19.0)	(16.7)	(15.0)
Recognized actuarial loss	—	1.1	—
Plan settlements	0.2	1.0	0.6

Total net periodic benefit cost	£0.3	£3.6	£2.6

        As a result of the sale of our Broadcast operations on January 31, 2005, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2007	2006
Discount rate	5.75%	5.00%
Rate of compensation increase	3.50%	3.25%

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2007	2006
Discount rate	5.00%	4.75%
Expected long term rate of return on plan assets	6.57%	6.28%
Rate of compensation increase	3.25%	3.25%

        Where investments are held in bonds and cash, the expected long term rate of return is taken to be yields generally prevailing on such assets at the measurement date. The higher rate of return is expected on equity investments, which is based on future expectations of returns. The overall expected long term rate of return on plan assets is then the average of these rates taking into account the underlying asset portfolios of the pension plans.

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

	December 31,
	2007	2006
Asset Category
Equity Securities	50.8%	51.2%
Debt Securities	43.5%	43.5%
Real Estate	2.1%	2.3%
Other	3.6%	3.0%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up 83% of the assets of our two defined benefit pension plans, have in place an agreement with the investment managers that targets an allocation of 50% equities and property and 50% bonds and cash at December 31, 2007. Relatively small deviations from these central targets are permitted from time to time due to market movements and the discretion of the fund manager based on his tactical views. As all our defined benefit pension plans are now closed to new entrants, the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

        There were no directly owned shares of Virgin Media's common stock included in the equity securities at December 31, 2007 or 2006.

Cash Flows

        We expect to contribute a total of £13.5 million to our defined benefit pension plans during 2008.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2007 and include estimated future employee services (in millions):

Pension Benefits
2008	£12.0
2009	13.0
2010	14.1
2011	15.3
2012	16.6
Years 2013–2017	106.3

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £15.3 million, £12.4 million and £9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

13. Other Charges Including Restructuring Charges

        Other charges in 2007 and 2006 of £27.2 million and £62.2 million, respectively, related mainly to employee termination and lease exit costs as a result of our acquisition-related restructuring programs. Other charges in 2005 of £23.7 million related mainly to changes in cash flow estimates with respect to lease exit costs in connection with properties that had been vacated during our historical restructuring activities. On April 7, 2004, we announced the consolidation over 18 months of our 13 U.K. customer service call centers into three equipped to handle anticipated expansion of our customer base. Following an internal review, three specialist call centers were retained and are supported by four sales and customer support sites, located throughout the U.K. As part of the consolidation, we made additional investments in technology and training in order to streamline processes and generate efficiencies. This program was completed as of December 31, 2005 at a total cost of £23.7 million.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Other Charges Including Restructuring Charges (Continued)

        The following tables summarize our historical restructuring accruals incurred and utilized in 2005, 2006 and 2007, and the restructuring accruals resulting from the acquisitions during 2006 (in millions):

Historical Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2004	£1.6	£26.8	£0.1	£—	£28.5
Revisions	—	—	(0.1)	(0.1)	(0.2)
Charged to expense	0.8	23.0	—	0.1	23.9
Utilized	(2.4)	(7.3)	—	—	(9.7)

Balance, December 31, 2005	—	42.5	—	—	42.5
Revisions	—	—	—	—	—
Charged to expense	—	3.7	—	—	3.7
Utilized	—	(5.5)	—	—	(5.5)

Balance, December 31, 2006	—	40.7	—	—	40.7
Revisions	—	(0.1)	—	—	(0.1)
Charged to expense	—	3.4	—	—	3.4
Utilized	—	(10.0)	—	—	(10.0)

Balance, December 31, 2007	£—	£34.0	£—	£—	£34.0

Acquisition Restructuring Accruals	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Agreement Modifications	Other	Total
Balance, December 31, 2005	£—	£—	£—	£—	£—
Accruals resulting from business acquisition recognized under EITF 95-3	43.2	45.9	—	—	89.1
Charged to expense	37.4	21.2	—	—	58.6
Utilized	(60.2)	(3.7)	—	—	(63.9)

Balance, December 31, 2006	20.4	63.4	—	—	83.8
Amendments offset against goodwill	—	(11.3)	—	—	(11.3)
Revisions	—	(7.8)	—	—	(7.8)
Charged to expense	26.4	5.3	—	—	31.7
Utilized	(34.9)	(10.7)	—	—	(45.6)

Balance, December 31, 2007	£11.9	£38.9	£—	£—	£50.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

        The expense (benefit) for income taxes consists of the following (in millions):

	Year ended December 31,
	2007	2006	2005
Current:
U.K. taxes	£(4.9)	£(1.8)	£—

Total current	£(4.9)	£(1.8)	£—

Deferred:
U.K. taxes	—	—	—
U.S. taxes	5.5	—	—

Total deferred	£5.5	£—	£—

Total	£0.6	£(1.8)	£—

        There are significant current year losses in the U.K. The tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The 2007 federal deferred tax expense largely relates to holding an equity method investment.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2007	2006
Deferred tax liabilities:
Intangibles	£221.3	£259.1
Equity investments	81.0	77.0

Total deferred tax liabilities	302.3	336.1

Deferred tax assets:
Net operating losses	886.1	1,044.9
Capital losses	3,410.4	3,654.0
Depreciation and amortization	2,069.8	1,967.7
Accrued expenses	16.6	16.3
Capitalized costs and other	216.1	119.9

Total deferred tax assets	6,599.0	6,802.8
Valuation allowance for deferred tax assets	(6,377.7)	(6,543.7)

Net deferred tax assets	221.3	259.1

Net deferred tax liabilities	£81.0	£77.0

        The U.K. enacted changes in tax legislation in July 2007 that will impact our future U.K. tax position. These changes include a reduction in the rate of taxation from 30% to 28%. Accordingly the deferred tax position set out above has been calculated at 28% for 2007 (2006 30%) to the extent that it relates to U.K. deferred tax assets and liabilities.

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

        At December 31, 2007 we have U.K. net operating loss carryforwards of £3.1 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.1 billion. U.S. tax rules will limit our ability to utilize the U.S. losses. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by former NTL companies.

        At December 31, 2007, we had fixed assets on which future U.K. tax deductions can be claimed of £12.7 billion. With effect from April 1, 2008 the maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims (previously 25%).

        The reconciliation of income taxes computed at U.K. statutory rates to income tax expense (benefit) is as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Benefit at U.K. statutory rate (30%)	£(140.0)	£(103.0)	£(69.6)
Add:
Permanent book-tax differences	6.3	6.4	7.6
Foreign losses with no benefit	134.3	94.8	62.0

	£0.6	£(1.8)	£—

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption did not result in a cumulative effect adjustment and did not have a material effect on our consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	£3.3
Additions based on tax positions related to the current year	—
Additions for tax provisions of prior years	—
Reductions for tax provisions of prior years	(2.2)
Reductions for lapse of applicable statute of limitation	—
Settlements	—

Balance at December 31, 2007	£1.1

        The total amount of unrecognized tax benefits as of December 31, 2007 and January 1, 2007 was £1.1 million and £3.3 million, respectively. If subsequently recognized, these would not impact the effective tax rate, but would reduce goodwill. During 2007, we recognized £2.2 million of previously unrecognized tax benefits due to a change in facts and circumstances. This had no impact on the effective tax rate, as it affected goodwill. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We accrued interest in respect of unrecognized tax benefits of £0.1 million and £0.1 million at December 31, 2007 and January 1, 2007, respectively. There was no interest benefit included in income tax expense for the year ended December 31, 2007.

        The statute of limitations is open for the years 2004 to 2007 in the U.S. and 2004 to 2007 in the U.K., our major tax jurisdictions.

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly-owned subsidiary of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Year ended December 31,
	2007	2006	2005
Operating costs	£ 45.1	£ 47.7	£ 47.3
Selling, general and administrative expenses	59.7	110.2	52.8

	£ 104.8	£ 157.9	£ 100.1

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2007, Virgin Entertainment Investment Holdings Limited owned 10.5% of Virgin Media Inc.'s common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Ltd. In addition, Gordon McCallum is a member of Virgin Media Inc.'s Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly-owned television channels, and to use the "Virgin" name for our recently launched television channel, Virgin 1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin 1, where we pay an annual royalty of 0.5% of revenues received by Virgin 1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on Virgin Media Inc.'s Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media Inc.'s Board of Directors. During the year ended December 31, 2007 and the period from July 4, 2006 to December 31, 2006, respectively, we incurred expenses of £8.7 million and £5.8 million for charges in

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Related Party Transactions (Continued)

respect of brand licensing and promotion of which £4.8 million and £2.5 million was payable at the year end, respectively.

Virgin Retail Limited

        We have identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores which therefore ceased to be a related party. We incurred expenses of £2.3 million during the period to September 2007 and £1.8 million during the period from July 4, 2006 to December 31, 2006, for charges in respect to these stores. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million during the period from January 1, 2007 to September 17, 2007 and £5.7 million during the period from July 4, 2006 to December 31, 2006. As at December 31, 2006, we had £1.2 million payable to and £2.2 million receivable from Virgin Retail Limited.

Other Virgin companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms. We also participate in charitable activities with Virgin Unite, Virgin Group's charitable organization.

UKTV joint ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay-television packages available to our customers.

        As at December 31, 2007 and 2006, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payable and receivables in respect of the UKTV joint ventures totaling £367.7 million and £370.6 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the year ended December 31, 2007 and the period from June 19, 2006 to December 31, 2006, the net expense recognized in respect to these transactions through the statement of operations totaled £21.4 million and £11.7 million, respectively. These amounts are settled on a net basis at regular intervals.

        During the year ended December 31, 2007 and the period from June 19, 2006 to December 31, 2006, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £38.3 million and £23.6 million, respectively.

16. Commitments and Contingent Liabilities

        At December 31, 2007, we were committed to pay £724.1 million for equipment and services. This amount includes £369.9 million for operations and maintenance contracts and other commitments from

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingent Liabilities (Continued)

January 1, 2009 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ended December 31:
2008	£354.2
2009	122.4
2010	80.0
2011	77.8
2012	39.9
Thereafter	49.8

£724.1

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with FASB Statement No. 5, Accounting for Contingencies, or FAS 5, we recognize a provision for a liability when management believe that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

        Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2008	£6.4
2009	9.8
2010	5.5
2011	—
2012	—
Thereafter	9.7

£31.4

17. Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Industry Segments (Continued)

our cable network. We operate a Content segment through our wholly-owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay-television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly-owned subsidiary Virgin Mobile Holdings (UK) Ltd., which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no one customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization and other charges, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Other charges, including restructuring charges, are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

        Segment information for the years ended December 31, 2007 and 2006 is as follows (in millions):

	Year ended December 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,013.7	£348.1	£597.6	£—	£3,959.4
Inter segment revenue	4.1	24.4	—	(28.5)	—
Operating costs	(1,151.8)	(287.1)	(370.5)	24.5	(1,784.9)
Selling, general and administrative expenses	(713.2)	(72.9)	(118.4)	4.0	(900.5)

Segment OCF	1,152.8	12.5	108.7	—	1,274.0
Depreciation, amortization and other charges	(1,128.9)	(19.4)	(87.4)	—	(1,235.7)

Operating income (loss)	£23.9	£(6.9)	£21.3	£—	£38.3

Identifiable assets	£9,081.3	£606.2	£1,258.3	£—	£10,945.8

Goodwill (included in identifiable assets)	£1,277.8	£82.7	£965.1	£—	£2,325.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Industry Segments (Continued)

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,492.6	£212.4	£292.1	£—	£2,997.1
Inter segment revenue	2.1	11.7	(0.3)	(13.5)	—
Operating costs	(983.0)	(168.3)	(196.6)	19.0	(1,328.9)
Selling, general and administrative expenses	(611.1)	(48.1)	(65.0)	2.7	(721.5)

Segment OCF	900.6	7.7	30.2	8.2	946.7
Depreciation, amortization and other charges	(883.9)	(5.9)	(41.7)	—	(931.5)

Operating income (loss)	£16.7	£1.8	£(11.5)	£8.2	£15.2

Identifiable assets	£9,712.7	£634.3	£1,339.3	£—	£11,686.3

Goodwill (included in identifiable assets)	£1,295.9	£85.6	£970.2	£—	£2,351.7

        In 2005, we did not have any operations in the Content or Mobile segments and all of our operations related to the Cable segment.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions	Deductions		Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	£49.4	£30.3	£—	£—	£(62.6)	(a)	£17.1

Year ended December 31, 2006
Allowance for doubtful accounts	£39.8	£47.0	£—	£15.5	£(52.9)	(b)	£49.4

Year ended December 31, 2005
Allowance for doubtful accounts	£39.0	£36.1	£—	£—	£(35.3)	(c)	£39.8

(a)
Uncollectible accounts written-off, net of recoveries, of £62.6 million.

(b)
Uncollectible accounts written-off, net of recoveries, of £52.9 million.

(c)
Uncollectible accounts written-off, net of recoveries, of £35.3 million.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC.
Date: February 29, 2008	By:	/s/ NEIL BERKETT Neil Berkett Acting Chief Executive Officer

Date: February 29, 2008	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: February 29, 2008	By:	/s/ NEIL BERKETT Neil Berkett Acting Chief Executive Officer

Date: February 29, 2008	By:	/s/ JACQUES KERREST Jacques Kerrest Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIRGIN MEDIA INC.

Name	Title	Date

By: /s/ NEIL BERKETT Neil Berkett	Acting Chief Executive Officer (principal executive officer)	February 29, 2008
By: /s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer (principal financial officer)	February 29, 2008
By: /s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller (principal accounting officer)	February 29, 2008
By: /s/ EDWIN M. BANKS Edwin M. Banks	Director	February 29, 2008
By: /s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	February 29, 2008
By: /s/ WILLIAM R. HUFF William R. Huff	Director	February 29, 2008
By: /s/ GORDON D. MCCALLUM Gordon D. McCallum	Director	February 29, 2008
By: /s/ JAMES F. MOONEY James F. Mooney	Director	February 29, 2008
By: /s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	February 29, 2008

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name	Title	Date

By: /s/ NEIL BERKETT Neil Berkett	Acting Chief Executive Officer (principal executive officer)	February 29, 2008
By: /s/ JACQUES KERREST Jacques Kerrest	Chief Financial Officer (principal accounting and financial officer)	February 29, 2008
By: /s/ ROBERT C. GALE Robert C. Gale	Director	February 29, 2008
By: /s/ ROBERT M. MACKENZIE Robert M. Mackenzie	Director	February 29, 2008

EXHIBIT INDEX

Exhibit No.
2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 20, 2005).
2.2
Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).
2.3
Second Amended Joint Plan of Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 of the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 12, 2003, as amended on June 28, 2003).
2.4
Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.5
Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.6
Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.7
Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.8
Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

2.9
Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
2.10
Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
2.11
Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
3.1
Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.1
High Yield Intercreditor Deed among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).
4.2
Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 13, 2006).
4.3
Barclays Intercreditor Agreement dated 3 March 2006 between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.4
Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).
4.5
Registration Rights Agreement dated March 25, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media, Inc. as filed with the Securities and Exchange Commission on January 30, 2006).

4.6
Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to the Quarterly Report on Form 10-Q of Virgin Media, Inc. for the three-month period ended September 30, 2005 as filed with the Securities and Exchange Commission on November 10, 2005).
4.7
Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-A/A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.8
Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A of Virgin Media Holdings Inc. filed with the Securities and Exchange Commission on January 10, 2003).
4.9
First Supplemental Warrant Agreement, dated as of March 3, 2006, among NTL Incorporated, NTL Holdings Inc., Bank of New York, as successor Warrant Agent, and Continental Stock and Trust Company, amending the Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.10	*	Second Supplemental Warrant Agreement, dated as of December 11, 2007, by and between Virgin Media Inc. and The Bank of New York as Warrant Agent.
4.11
Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).
4.12
Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 26, 2006).
4.13
First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.14
Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.3 the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.15
Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated, NTL, Telewest LLC and The Bank of New York as trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2006).
10.1*		Form of Non Qualified Stock Option Notice used for grants made in 2003 by Virgin Media Holdings Inc. to its directors.

10.2
Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).
10.3*	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan.
10.4*	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan.
10.5
Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).
10.6
Form of Telewest Global, Inc.'s Non Qualified Stock Option Agreement (Incorporated by reference to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).
10.7
General Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).
10.8
Form of Telewest Global, Inc.'s Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).
10.9
Virgin Media Inc. 2006 Stock Incentive Plan as amended and restated as of June 15, 2006 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.10
Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.11
Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.12
Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.13
Form of Restricted Stock Unit Agreement used for grants made on July 6, 2006 by Virgin Media Inc. to its executive officers pursuant to the 2006-2008 long-term incentive plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 12, 2006).
10.14
Form of Restricted Stock Unit Agreement used for grants made on May 16, 2007 by Virgin Media Inc. to its executive officers pursuant to the 2007-2009 long-term incentive plan (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. filed with the Securities and Exchange Commission on June 1, 2007).
10.15	Virgin Media Inc. 2007 Bonus Scheme (Incorporated by reference to the Proxy Statement of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 18, 2006).

10.16		Virgin Media 2007 Sharesave Plan (Incorporated by reference to Appendix D to the Proxy Statement of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 13, 2007).
10.17
Amended and Restated Employment Agreement, and form of Restricted Stock Agreement, dated as of July 5, 2006, between NTL Incorporated and James Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2006).
10.18
Restricted Stock Agreement, dated as of May 6, 2004 between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on March 16, 2005).
10.19	*	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003.
10.20	*	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003.
10.21
Amended and Restated Employment Agreement, dated as of May 6, 2004, between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 7, 2004).
10.22
Letter Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).
10.23
Amendment to Nonqualified Stock Option Agreement, dated as of December 17, 2005, by and between NTL Incorporated and Simon Duffy (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).
10.24
Employment Agreement, dated as of December 15, 2005, by and between NTL Incorporated and Stephen A. Burch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on December 21, 2005).
10.25
Compromise Agreement and Release, dated as of August 21, 2007, between Stephen A. Burch and Virgin Media Inc. (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 21, 2007).
10.26	*	Restricted Stock Agreement, dated as of January 16, 2006, between Virgin Media Inc. and Stephen A. Burch.
10.27	*	Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Stephen A. Burch.
10.28
Restricted Stock Agreement, dated as of April 11, 2007, between Virgin Media Inc. and Stephen A. Burch. (Incorporated by reference to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 10, 2007).
10.29
Service Agreement between ntl Group Limited and Neil Berkett, dated as of August 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on August 17, 2005).

10.30
Restricted Stock Agreement, dated as of March 16, 2006, between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.31
Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on November 9, 2004).
10.32
Extension Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Jacques Kerrest (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 18, 2007).
10.33
Amended and Restated Employment Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).
10.34
Form of Restricted Stock Unit Agreement (to be used for Robert Gale and Bryan H. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).
10.35
Restricted Stock Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).
10.36
Form of Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).
10.37
Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.38	*	Employment Agreement, dated as of February 27, 2008, between Virgin Media Limited and Howard Watson.
10.39	*	Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Howard Watson.
10.40
Employment Agreement, dated as of January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2006).
10.41
Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Malcolm Wall (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.42
Employment Agreement, dated as of March 6, 2000, between Neil R. Smith and Telewest Communications Group Limited, as amended by letter agreement dated September 24, 2002 and letter agreement dated August 25, 2003 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 22, 2005).

10.43
Amendment to Employment Agreement, dated as of October 18, 2004, between Neil R. Smith and Telewest Communications Group Limited (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 22, 2005).
10.44
Compromise Agreement, dated as of February 28, 2007, between Virgin Media Inc., Telewest Communications Group Limited and Neil R. Smith (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 10, 2007).
10.45
Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Neil R. Smith (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.46
Terms and Conditions of Employment of Robert Gale, effective January 1, 2002, as amended on October 21, 2005 (Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.47	*	Restricted Stock Agreement, dated as of May 6, 2004, between Virgin Media Inc. and Robert Gale.
10.48	*	Letter Agreement between Edwin Banks and Virgin Media Inc., dated December 21, 2007.
10.49	*	Letter Agreement between Charles K. Gallagher and Virgin Media Inc., dated December 21, 2007.
10.50
Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.51
Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.52
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.53
Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).
10.54
Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.55
Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited's right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).

10.56
Senior Facilities Agreement, dated March 3, 2006, as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006 and April 4, 2007, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers) (Incorporated by reference to Virgin Media Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
14.1*	Code of Ethics for the registrant and the additional registrant.
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Ernst & Young LLP for the registrant.
23.2*	Consent of Ernst & Young LLP for the additional registrant.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
FORM 10K—Item 15(a)(1) and (2) VIRGIN MEDIA INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VIRGIN MEDIA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except par value)
VIRGIN MEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data)
VIRGIN MEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
VIRGIN MEDIA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in millions)
VIRGIN MEDIA INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIRGIN MEDIA INC. SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED BALANCE SHEETS (in millions except par value)
VIRGIN MEDIA INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF OPERATIONS (in millions)
VIRGIN MEDIA INC. CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENT OF CASH FLOWS (in millions)
VIRGIN MEDIA INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in millions, except share data)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in millions)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in millions, except share data)
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)
SIGNATURES
EXHIBIT INDEX