Form 10-K
period 2008-12-31
VIRGIN MEDIA INVESTMENT HOLDINGS LTD; VIRGIN MEDIA INC.
filed 2009-02-26
CIK 1322791, 1270400

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863, New York, New York (Address of principal executive office)	10022 (Zip Code)
(212) 906-8440 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series A Warrants to purchase shares of Common Stock	NASDAQ Global Select Market

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           The aggregate market value of the regisatrant's voting stock held by non-affiliates as of June 30, 2008 based on the closing price for the registrant's common stock on the NASDAQ Global Select Market on such date, was $3,989,547,752.

           As of February 25, 2009, there were 328,131,207 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 25,769,060 shares of the registrant's common stock issuable upon the exercise of Series A warrants, 833,334 unvested shares of restricted stock held in escrow, and shares of the registrant's common stock issuable upon the conversion of its convertible senior notes.

           The Additional Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" on page 3 in this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

VIRGIN MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

        In this annual report on Form 10-K, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries and Virgin Mobile Holdings (UK) Limited, or Virgin Mobile, and its subsidiaries).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

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

  •
  the ability to implement our restructuring plan successfully and realize the anticipated benefits;

  •
  the general deterioration in economic conditions;

  •
  the continued right to use the Virgin name and logo;

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

  •
  currency and interest rate fluctuations;

  •
  the ability to fund debt service obligations through operating cash flow and refinance our debt obligations;

  •
  the ability to obtain additional financing in the future;

  •
  the ability to comply with restrictive covenants in our indebtedness agreements; and

  •
  the extent to which our future cash flow will be sufficient to cover our fixed charges.

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in this annual report on Form 10-K. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This annual report on Form 10-K (excepting financial statements responsive to Part IV, Item 15) covers both Virgin Media and VMIH, a company incorporated in England and Wales, with its registered office at 160 Great Portland Street, London W1W 5QA, United Kingdom, that is a wholly-

owned subsidiary of Virgin Media Finance PLC and a wholly-owned indirect subsidiary of Virgin Media. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility. Unless otherwise indicated, the discussion contained in this report applies to VMIH as well as Virgin Media.

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

Note Concerning Historical Structure of the Company

        Virgin Media Inc. is a Delaware corporation and is publicly traded on the NASDAQ Global Select Market in the United States.

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

        On March 3, 2006, NTL merged into a subsidiary of Telewest Global, Inc., or Telewest, which changed its name to NTL Incorporated. As this transaction is accounted for as a reverse acquisition, the financial statements included in this annual report on Form 10-K for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc. For the period since March 3, 2006 our financial statements reflect the reverse acquisition of Telewest. See note 1 to the consolidated financial statements of Virgin Media Inc. The merger combined the two largest U.K. cable operators. The total acquisition price was £3.5 billion, including £2.3 billion in cash, common stock valued at £1.1 billion and stock options and transaction costs.

        On July 4, 2006, we added a mobile phone offering by acquiring 100% of the outstanding shares and options of Virgin Mobile through a U.K. Scheme of Arrangement. The total purchase price was £953.2 million, including common stock valued at £518.8 million, cash of £419.2 million and transaction costs. We also entered into a license agreement with Virgin Enterprises Limited under which we are licensed to use certain Virgin trademarks within the U.K. and the Republic of Ireland.

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

Virgin Media Inc. (1)(2)
Intermediate Holding Companies, including Virgin Media Holdings Inc.
Virgin Media Finance PLC (3)
Virgin Media Investment Holdings Limited (4)
Virgin Media Limited (5)
Virgin Mobile Holdings (UK) Limited (6)
Telewest UK Limited
Subsidiaries
Subsidiaries
Subsidiaries

(1)
Virgin Media Inc. indirectly owns other non-material subsidiaries, which are not included in this chart.

(2)
Issuer of our 6.50% U.S. dollar convertible senior notes due 2016.

(3)
Issuer of our 8.75% U.S. dollar senior notes due 2014, 9.75% Sterling senior notes due 2014, 8.75% Euro senior notes due 2014 and 9.125% U.S. dollar senior notes due 2016.

(4)
Substantially all of the assets of Virgin Media Investment Holdings Limited and its subsidiaries secure our senior credit facility. Virgin Media Investment Holdings Limited is the principal borrower under our senior credit facility.

(5)
Virgin Media Limited is one of our principal operating companies, although significant portions of our operations are conducted through its subsidiaries.

(6)
Virgin Mobile Holdings (UK) Limited was acquired by us pursuant to a U.K. Scheme of Arrangement on July 4, 2006.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading U.K. entertainment and communications business providing a "quad-play" offering of broadband, television, mobile telephone and fixed line telephone services. As of December 31, 2008, we were the U.K.'s largest residential broadband provider and mobile virtual network operator, and the second largest provider of pay television and fixed line telephone services by number of customers. We owned and operated cable networks that passed approximately 12.6 million homes in the U.K. and provided service to approximately 4.8 million cable customers on our network. Approximately 56% of our customers on our network were "triple-play" customers, receiving broadband internet, television and fixed line telephone services from us. In addition, we provided mobile telephone service to 3.5 million pre-pay mobile customers and 0.6 million contract mobile customers over third party networks.

        We believe our advanced, deep fiber access network enables us to offer faster and higher quality broadband services than our digital subscriber line, or DSL, competitors. As a result, we provide our customers with a leading next generation broadband service and one of the most advanced TV on-demand services available in the U.K. market. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly-owned channels, such as Virgin1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable (76.8% of our 2008 revenue):  our Cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile (14.2% of our 2008 revenue):  our Mobile segment includes the provision of mobile telephone and data services under the name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content (9.0% of our 2008 revenue):  our Content segment includes the operations of our U.K. television channels, such as Virgin1, Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our Content segment revenue, our Content segment management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        For financial and other information on our segments, refer to note 18 to the consolidated financial statements of Virgin Media Inc. included elsewhere in this annual report.

        In November 2008, we announced a restructuring plan aimed at creating a fully-integrated, customer-focused organization. Pursuant to our restructuring plan, we are implementing a new operating model for our organization, aimed at delivering significant improvements in customer focus, product delivery and management, and providing clearly defined divisions to streamline our decision-making processes. Our strategic objectives for 2009 include continuing to exploit the capabilities of our cable network to lead in next generation broadband and on-demand television, and to expand our contract mobile customer base through cross-selling to our cable customers.

        We are incorporated in the State of Delaware, United States. Our principal executive office is located at 909 Third Avenue, Suite 2863, New York, New York 10022, United States, and our telephone number is (212) 906-8440. Our U.K. headquarters are located outside of London, England in Hook, Hampshire. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, are available free of charge on our website at www.virginmedia.com, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC. The investor relations section of our website can be accessed under the heading "About Virgin Media—Investors Information". The information on our website is not incorporated by reference into this annual report.

Our Business

Cable Segment

        In our Cable segment, we provide our services to residential consumers and business customers.

  Consumer

        We provide broadband internet, television and fixed line telephone services under the Virgin Media brand to residential customers in the U.K. Our services are distributed principally via our wholly-owned, cabled, local access communications network and are available to an addressable market of approximately 12.6 million homes. The network covers parts of many major metropolitan areas in England, Wales, Scotland and Northern Ireland. In addition, we provide broadband and telephone services to residential customers outside of our cable network via access to other telecommunications networks. This "off-net" offering was rebranded in November 2008 as "Virgin Media National".

        Within each of our consumer cable product ranges, we offer our customers a choice of several packages and tariffs which are labeled as Medium (M), Large (L), Extra Large (XL) and Extra Extra Large (XXL). Our packaging and pricing are designed to encourage our customers to purchase multiple services across our product range and we offer discounts to customers taking two or more products from our portfolio. The types and number of services that each customer uses and the prices we charge for these services drive our revenue. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. As of December 31, 2008, approximately 84% of our customers on our network, which we refer to as "on-net", received multiple services from us and approximately 56% of our on-net customers were "triple-play", receiving broadband internet, television and fixed line telephone services from us. We believe that our customer retention rate improved in 2008 as a result of more of our customers subscribing to multiple services from us. We also believe that the increased use of certain of our services, such as video-on-demand, and improvements in our customer service, fault management and other operational enhancements also contributed to an improvement in our customer retention rate. Our average monthly on-net cable customer churn, the measure of the number of customers who stop subscribing to our cable services, improved to 1.2% for the three months ended December 31, 2008, from an average monthly churn of 1.4% for the same period in 2007.

  Our Network Advantage

        We believe that our deep fiber local access communications network provides us with several competitive advantages in our addressable markets, including:

  •
  Virgin Media, uniquely in the U.K., has optical fiber already deployed to street cabinets. From there, our twin cable, consisting of both high capacity coaxial cable and twisted copper-pair elements, provides us with the flexibility to deliver broadband services over either or both coaxial and copper cables. Currently, we provide our broadband internet services over coaxial cable. Our network has optical fiber generally closer to a customer's home than BT Group plc, or BT, or our other competitors who use BT's access network, which we believe allows us to provide a superior broadband experience to our customers. BT's access infrastructure is copper pair technology over which broadband speeds can significantly diminish in relation to the distance from the local exchange.

  •
  It provides real two-way interactivity with residential customers who are connected to the network, which enables us to offer video-on-demand services through the set-top box.

  •
  It enables us to provide true "triple-play" bundled services of broadband, television and fixed line telephone services to residential customers in our franchise areas without relying on another service provider or network.

        In contrast:

  •
  Direct to home satellite service providers do not have the capacity to offer two-way interactivity except by adding a phone line from another service provider or other cable facility.

  •
  Currently, other communication service providers have only a limited capacity to provide video using DSL technology over BT's existing copper access network. Future capacity improvements would be dependent on BT's ability to successfully implement significant upgrades to its access network, requiring substantial capital investment.

  Broadband Internet

        We deliver high-speed broadband internet services to customers within reach of our access network by direct connection to our cable network. In 2008, we upgraded our 4Mb customers to 10Mb, strengthened the capacity of our 20Mb service and launched a 50Mb service, which we expect to be available to our entire broadband capable network in 2009.

        Our broadband internet offering currently focuses on three tiers of high-speed broadband service at speeds of up to 10Mb for Size L customers, up to 20Mb for Size XL customers and up to 50Mb for Size XXL customers. Our customers within each of these tiers also benefit from unlimited usage (subject to our fair usage policy) and advanced personal computer security software. We also offer a broadband service of up to 2Mb for Size M customers, which we plan to upgrade to 10Mb beginning in May 2009. We intend to continue to focus our efforts on increasing our market share by marketing the benefits of our high-speed broadband service to both existing and potential customers. As of December 31, 2008, we provided on-net broadband services to approximately 3.7 million subscribers.

        We also provide broadband internet services, via BT's local access network and unbundled BT exchanges from Cable & Wireless plc, or C&W, to "off-net" customers not directly connected to our cable broadband network. Various price and feature packages are available including broadband service of up to 16Mb. As of December 31, 2008, we had approximately 252,000 broadband subscribers using this service.

        We operate a web portal, virginmedia.com, which is regularly in the top ten of most visited sites in the U.K. and in the top 15 by page ranking. Our website offers a broad range of content, such as music, movies and television programming, including near-live clips of English football highlights. Our customers are also able to access their email accounts and customer care information through our website. The website generates revenue from advertising and search engines. We also use the website to cross-promote our entire product range. In 2009, we will continue to develop additional entertainment and customer care features for our website, with particular emphasis on online account management and help services.

  Cable Television

        We offer a wide range of digital, or DTV, and analog, or ATV, television services. As of December 31, 2008, we provided cable television services to approximately 3.6 million residential subscribers, of which approximately 3.5 million received our DTV service and approximately 152,000 received our ATV service.

        Our DTV service includes access to over 150 television channels, advanced interactive features, and a range of premium and pay-per-view services. Our ATV service packages offer up to 60 television channels, including premium services. In addition to offering the basic and premium pay TV channels, we also offer our DTV customers one of the most comprehensive video-on-demand, or VOD, services in the U.K. called "Virgin TV On Demand". See "Virgin TV On Demand" below.

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

        We also offer "Free TV", a free-to-air digital television service, to certain of our customers on our cable platform. Our Free TV service provides access to over 40 linear channels and radio services such as Virgin1, Five US, Five, E4 and UKTV History as well as Setanta Sports News. In addition, Free TV customers also have access to red button functionality and Virgin TV On Demand.

  Virgin TV On Demand

        Virgin TV On Demand is a significant enhancement to the standard DTV service, offering viewers choice over and above scheduled programming without any requirement for new equipment, installation or additional subscription fees. The VOD service provides access to thousands of hours of premium movies, music videos, and TV programs and series on-demand. It appears within the electronic programming guide, and can be accessed and viewed at any time via the remote control. The service offers DVD-style features including freeze frame, fast-forward and rewind. These features provide a customer with control over the content and timing of their television viewing. This service is available to almost all of our digital customers. In 2008, our VOD usage increased to 52.9 million average monthly views in the fourth quarter from 36.4 million average monthly views in the first quarter. Based on management estimates, our customers who use VOD are less likely to churn.

        There are three primary types of content available within Virgin TV On Demand, a portion of which is refreshed on a daily basis. A selection of content is available free of charge to all of our DTV customers, irrespective of package size. This is primarily focused within our 'catch-up' TV service which offers a selection of more than 450 hours of top broadcast TV shows for no additional charge. Additionally, all of our DTV customers have access to pay-per-transaction content including over 3,000 music videos and 500 current and library movies provided by 'FilmFlex'. Pay-per-transaction movies and music are available for 24 hours after purchase and may be viewed multiple times during that period for a single fixed charge. Finally, DTV customers that subscribe to our XL Virgin TV package have additional access to a subscription VOD, or SVOD, package which includes premium TV shows and music videos, all included within the price of their monthly subscription. Customers on our other TV packages can also receive the SVOD package on payment of a monthly subscription charge. In total, we have over 4,600 hours of on-demand content.

        In June 2008, we became the first TV platform in the U.K. to offer BBC iPlayer as part of our on-demand service. BBC iPlayer enables viewers to catch-up on over 350 hours of BBC programs at no additional cost to our customers. During the fourth quarter of 2008, there were on average 15.7 million views per month of BBC programs via BBC iPlayer over our TV platform, representing approximately one-third of all BBC iPlayer views. In February 2009, we added up to 40 hours of catch-up TV per week and up to 500 hours of new content to our VOD offering from ITV plc, or ITV, one of the largest commercial broadcasters in the U.K. We also expect to introduce enhancements both to our library and our customer interface during the course of 2009.

  Digital Video Recorders and High Definition Television

        We also offer one of the most advanced fully-supported digital video recorders, or DVRs, for a premium monthly rental option or an up-front payment as part of our top bundle. The Virgin Media DVR box, which is called the "V+ Box", is available to our entire DTV customer base. The V+ Box has 160 Gigabytes of storage space (up to 80 hours of broadcast television), is high definition, or HD, enabled and has three tuners, allowing viewers to record two programs while watching a third. Our V+ Box customers with an HD compatible television can also access our HD on-demand content. Digital video recorders are also known as personal video recorders, or PVRs, in the U.K. As of December 31, 2008, we had 521,500 V+ Box customers, representing 15% of our digital subscribers. Based on management estimates, our customers who use our V+ Box are less likely to churn.

        As part of our content strategy, we constantly evaluate the merits of new channels and programs which could enhance our diverse range of programming. With increasing consumer interest in HD content, we are actively pursuing rights to HD programs for our leading VOD service.

  Fixed Line Telephone

        We provide local, national and international telephone services to our residential customers who are within reach of our access network by direct connection to our network. We enhance our basic telephone service by offering additional services, such as call waiting, call barring (which allows customers to block certain incoming or outgoing calls), call diversion (call forwarding), three-way calling, advanced voicemail, caller line identification and fully itemized monthly billing. We also provide national and international directory enquiry services.

        In addition to a core line rental fee, we offer Size M, L and XL variants of our fixed line telephone service as alternatives to straight usage-based billing. These packages include "Talk Plans" that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. As of December 31, 2008, we provided on-net telephone services to approximately 4.1 million residential subscribers.

        We also provide phone service via BT's local access network to customers not connected to our network. As of December 31, 2008, we provided this type of telephone service to approximately 105,500 subscribers.

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

        While the wider organization was rebranded to Virgin Media in 2007, ntl:Telewest Business has retained its legacy brand. Being a business predicated upon customer relationships, a strong service proposition and sector specific expertise, we believe that significant brand equity has been created in the market over the past 16 years by each of the legacy businesses.

  Sales Channels

        The two sales organizations within the division, Business Markets and Service Provider, are structured to support retail and wholesale customers, respectively.

  •
  Business Markets—Private Sector:  This sales channel focuses on meeting the telecommunications needs of the U.K. private sector, from small businesses to large, national corporations. Centralized telephone account managers serve small organizations (with 50 to 99 employees), while regionally-located account, service and project management teams, supported by pre-sales technical consultants, offer a differentiated service proposition to medium and large U.K. businesses (with over 100 employees). We believe that our local presence and the resulting level of service we provide is a key differentiator in this mid-market segment, and that the benefits of this strategy are reflected in the long-term relationships held with many of our customers.

  •
  Business Markets—Public Sector:  This sales channel focuses on specific vertical segments, including local government, education, health and the emergency services. This enables us to provide sector-specific expertise where an understanding of the drivers and procurement processes of publicly funded organizations is needed to enable the efficient deployment of communications solutions. The inclusion of ntl:Telewest Business as an approved supplier under various government framework agreements acts as both an enabler of growth in this sector and an endorsement of our track-record, commitment and capability to offer value to publicly funded organizations. An area of specific focus in 2008 lay within the health sector and the deployment of Community of Interest Networks, or COINs. Given our deep regional coverage, we believe we are ideally placed to deliver these multi-site solutions, which enable health authorities to move to integrated network architectures, delivering both operational efficiencies and cost savings to these publicly funded organizations.

  •
  Service Provider: This sales channel is divided into segments based on the network requirements of each type of service provider. Account and service management teams support carriers, mobile operators, system integrators, or SIs, and internet service providers, or ISPs. This channel predominantly provides data connectivity both in terms of local access (tail-ends) and core networks. Being well placed to leverage our extensive network asset, the Service Provider sales channel provides customers with backhaul solutions, which are high bandwidth connections between a site and the core network. We believe significant market demand still exists for such services driven by the need to transport data away from BT exchanges, as well as for mobile operators requiring higher bandwidth connections from mobile masts as a result of growth in 3G and data services.

  Products and Services

        ntl:Telewest Business offers a wide portfolio of voice and data services, from analog telephony to managed data networks and applications. Our product strategy is focused on delivering managed services, such as national Ethernet and internet protocol virtual private networks, or IP VPN, products.

        We enhance product development through an internal program we have developed that drives regular and timely deliverables that are aligned with the needs of target customers. This clear focus has helped to maintain our leadership in Ethernet services in 2008, innovate in new areas such as IP CCTV and IP Multimedia, and drive cost-base improvements in more traditional services. The launch of a high capacity services, or HCS, product has also enabled us to address the higher bandwidth requirements of some larger organizations. In addition to product developments, other key areas of focus have included the automation of processes and the introduction of web-based customer interfaces to improve the efficiency of our pricing, installation, billing and network performance services.

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

  •
  Applications and Services:  As an overlay to network products, we also offer applications and services that add value to customers' communications infrastructure. For example, the IP CCTV services we deployed to a Scottish council delivered clear socioeconomic benefits.

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

Mobile Segment

        On July 4, 2006, we acquired Virgin Mobile, the U.K.'s leading mobile virtual network operator. As a mobile virtual network operator, Virgin Mobile provides mobile telephone services to its customers over cellular networks owned by third parties. Virgin Mobile's customer base comprises both pre-pay customers, who top up their accounts prior to using the services and have no minimum contracted term, and contract customers, who subscribe to Virgin Mobile's services for periods ranging from a minimum of 30 days to 18 months. As of December 31, 2008, Virgin Mobile had approximately 4.1 million customers, of which approximately 649,400 were contract customers.

        Virgin Mobile offers a broad range of mobile communications products and services, such as mobile voice and non-voice services (including SMS, picture messaging and entertainment services, such as games, news and music services) delivered over 2G, 2.5G and 3G platforms. Virgin Mobile's network partner is T-Mobile, and Virgin Mobile has a network supply agreement with T-Mobile for a minimum 10-year term from January 2004. In June 2008, we agreed new terms with T-Mobile which reduced the wholesale rates we pay for voice and SMS traffic, retroactive to January 1, 2008. We also agreed new data pricing rates, retroactive to April 1, 2008, which will facilitate more competitive pricing in the growing mobile data usage market and enable us to enhance our mobile entertainment, web browsing, communications and social networking features. We have also committed to purchasing our current core voice, text and handset data and mobile broadband data card services exclusively from T-Mobile for a three year period commencing April 1, 2008. In addition, in October 2008, we launched a mobile broadband product which complements our fixed broadband offering.

Consumer and Mobile Sales and Marketing

        We use a variety of sales channels to sell our broadband, television, and fixed line and mobile phone services to consumers, including telesales, customer care centers, online and retail channels. In September 2008, we also began offering our products through an outsourced telesales partner located in the Philippines. As of December 31, 2008, our retail channels included 23 of our own Virgin Media branded stores, which offer a complete range of our consumer products. We also offer primarily our mobile products through approximately 5,000 third party sales outlets in the U.K., including approximately 1,300 specialist outlets of our distribution partners such as Carphone Warehouse, Phones 4U and Zavvi (formerly Virgin Megastores). In December 2008, Zavvi announced it had entered into administration proceedings and intends to wind up its operations. We are actively pursuing agreements with additional distribution partners and intend to significantly expand our portfolio of owned stores in 2009, with the opening of additional Virgin Media branded stores and the introduction of Virgin Media branded shopping center kiosks.

        These sales channels are supported by direct marketing initiatives and national and regional television and press advertising. We use our residential customer database to identify the profiles of our customers so that we can design offers to match their needs. Our offers encourage customers to purchase new services, upgrade their existing services and cross-sell products across our portfolio. Our marketing balances acquisition marketing, or prospects, and customer marketing to ensure we optimize growth from new and existing customers.

Consumer and Mobile Customer Service

        Service calls for our consumer cable customers and our mobile customers are handled through a combination of in-house call centers and outsource partners. As of December 31, 2008, our in-house consumer cable call centers located in the U.K. employed approximately 2,600 call center staff. We also had additional outsourced consumer cable call centers both in the U.K. and in India. Our mobile customer service calls are principally handled in-house through a U.K. call center. As of December 31, 2008, we employed approximately 750 call center staff for our mobile business. We also have additional outsourced mobile customer call centers in the U.K. and South Africa.

Content Segment

        Virgin Media TV and sit-up provide basic (i.e., non-premium) television channels and related services to the U.K. multi-channel broadcasting market (including to our Cable segment) and a wide variety of consumer products by means of sit-up's auction-based shopping channels.

        As of December 31, 2008, Virgin Media TV had eight genre-based entertainment channels, including Virgin1, Living, Bravo, Trouble, Challenge and Challenge Jackpot, and additional time-shifted or "multiplexed" channels which have identical content to other channels within Virgin Media TV's portfolio but which are broadcast one hour later. Virgin Media also owns a 50% interest in the companies that comprise the UKTV Group, a series of joint ventures with BBC Worldwide. Together, Virgin Media TV and the UKTV Group are the largest supplier of basic pay channels to the U.K. pay television market. UKTV has ten channels, including G.O.L.D. and Dave, as well as associated multiplexed channels. Together with our joint venture partner Setanta Sports Holdings Limited, we also offer Setanta Sports News, a sports news channel available to all of our DTV customers, at no additional cost.

        Depending upon the distribution agreement with the platform operator and the package chosen by the customer, the Virgin Media TV channels, sit-up channels, UKTV channels and Setanta Sports News channel are available via a number of platforms, including our own analog and digital platforms and the satellite digital platform. The Virgin Media TV channels, UKTV channels and Setanta Sports News channel generate revenue by the sale of airtime and sponsorship to advertisers and advertising agencies handled by Virgin Media TV's wholly-owned advertising sales subsidiary, Interactive Digital Sales Limited, or IDS. Most channels also generate distribution revenue based on either the number of customers subscribing to programming packages carried by the relevant platform operators or a fixed monthly fee. Virgin Media TV, sit-up and UKTV are also represented on Freeview, a U.K. free-to-air digital television service, with UKTV History, Dave and Virgin1 available to Freeview viewers as well as subscribers to all multi-channel platforms.

        As of December 31, 2008, sit-up provided a wide variety of consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv. These channels are available on our own digital platforms, satellite, and also on the internet. Bid tv is also available on Freeview. On January 6, 2009, sit-up ceased broadcasting price-drop tv on Freeview after the auction for the renewal of that Freeview license was won by a third party. sit-up has also been negatively affected by the recent decrease in consumer spending in the U.K., among other factors. Management is reviewing the implications of these and other developments on sit-up's business model.

Our Network

        Our deep fiber access network has enabled us to take a leading position in the roll-out of next generation broadband access technologies in the U.K. During 2008, we further invested in our cable network with the deployment of the next generation of wideband cable broadband technology, which significantly increased both upstream and downstream transmissions speeds, enabling us to accommodate speeds of up to 200Mb per second. This technology enables us to offer high-speed broadband services of 50Mb and higher and provides a platform for incremental upgrades in line with consumer demand. Our investment in the next generation broadband access technologies is the latest in a series of significant infrastructure investments to support our position at the forefront of communication and entertainment services in the U.K. In 2009, we expect to complete the roll-out of wideband cable broadband technology, allowing 50Mb service to be made available to over 96% of our network.

        Our cable network in the U.K. currently passes approximately 12.6 million homes in our regional service areas as well as passing a significant number of businesses in these areas. The network utilizes a combination of optical fiber and coaxial cable, and has an overall length of approximately 202,000 kilometers. This includes over 192,000 kilometers which are owned and operated by us and approximately 10,000 kilometers of optical fiber and coaxial cable routes which are leased from other network owners. Over 156 switches direct telephone traffic around the core and local networks. In addition, we have more than 600 hub sites, points of presence, repeater nodes or other types of network sites, and facilities at over 140 radio sites.

        Our deep fiber access network delivers broadband, fixed line telephony and both digital and analog television services to our customers' homes. The connection into each home from the fiber access network comprises two components combined into a single "siamese" drop cable. First, to provide television services and high-speed broadband internet access, we make use of a high capacity, two-way, coaxial cable which has considerable bandwidth and is able to support a full portfolio of linear and on-demand TV services as well as high-speed broadband services. Second, we use short length twisted copper-pair to economically connect fixed line telephony services to our fiber access network via primary multiplexers. Our relatively short twisted copper pairs (typically 500 meters in length) are also capable of supporting the latest VDSL2 copper broadband technologies enabling speeds of 50Mb/s downstream and 10Mb/s upstream. This capability provides us with a structural advantage over traditional all copper local distribution networks, which are on average 3,250 meters in length, and are only capable of supporting the previous generation of ADSL and ADSL2+ broadband technologies which are both slower and much less capable in the upstream.

        As a result of the extensive use of fiber in our access networks, we are also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks.

        We have a variety of alternative methods to connect our national telecommunications network over the "last mile" to the premises of those business customers that are located outside of our cabled areas, including:

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

        Nationally, approximately 95% of the homes passed by our cable network can receive all of our broadband, digital television and fixed line telephone services. We cannot however currently provide all three of the main services on some older parts of the network.

        Our mobile telephone services are provided over cellular networks owned by third parties. Our main mobile network provider is T-Mobile. We also use networks owned by other partners to provide some ancillary services. T-Mobile currently operates 2G, 2.5G and 3G networks in the U.K.

Information Technology

        The operation and support of our information technology systems are performed by a mix of outsourced and internally managed services. These systems include billing, enterprise resource planning, business intelligence, corporate network, payroll, data center and desktop infrastructure. In 2008, we completed our program of integrating our customer care and billing systems in order to improve operational efficiency. A further 0.5 million customer records were migrated during the year onto our principal customer care and billing system. As a result of this program and other IT consolidation activities, we continue to decommission a number of diverse software applications and hardware platforms in order to reduce our dependency on high cost external support and management services.

Competition

Cable Segment

  Consumer

        We believe that we have a competitive advantage in the U.K. residential market because we offer a wide range of communications services, including high-speed broadband internet, television, and fixed line telephone services using our advanced network, while many of our competitors must rely on BT's network to provide their services. We offer most of our products on a stand alone basis or as part of bundled packages designed to encourage customers to subscribe to multiple services. We offer broadband internet and telephone services nationally and currently offer television services in our service areas only. Competition in each of these services individually is significant and some of the other service providers have substantially greater resources than us.

        Key recent developments amongst our primary competitors have included:

  •
  BT Group plc.  During 2008, BT announced plans to roll out fiber-based broadband over the next three years to as many as 10 million homes. While the full implementation of this £1.5 billion program has been made subject to the continued existence of favorable regulatory conditions, it is intended to deliver a range of services using a mixture of fiber-to-the-premise or fiber-to-the-cabinet technology. BT also continued to expand its library of on-demand programming through a number of agreements with content partners for its internet protocol, or IP, pay television service, BT Vision.

  •
  British Sky Broadcasting Group plc.  BSkyB, a long-time competitor in the pay television market, markets aggressively discounted triple-play bundles (broadband, television and fixed line telephone). BSkyB also has a limited video-on-demand service branded Sky Anytime for their customers with compatible PVRs. During 2008, BSkyB launched Sky Player TV, an online only subscription TV service offering live streamed TV and video-on-demand.

  •
  Carphone Warehouse Group plc.  Carphone Warehouse resells mobile phone services (including Virgin Mobile) via its own retail distribution channels and offers fixed line telephone and broadband services under its TalkTalk brand. During 2008, Carphone Warehouse continued to pursue an aggressive pricing policy for its TalkTalk fixed telephone line and broadband bundle by standardizing the package and offering "Boost" packages (including higher download speed and additional voice calls), which are each available at a fixed incremental cost per month. Using its separate AOL brand, Carphone Warehouse continued to offer a broadband package including a free laptop and launched a fixed line telephone service.

  •
  Tiscali S.p.A.  Tiscali offers fixed line telephone, broadband and IP-based television services. During 2008, Tiscali continued its aggressive bundled pricing strategy.

  •
  Orange.  Orange offers a triple play of mobile phone, fixed line phone and broadband services. During 2008, Orange launched a mobile broadband package, as both a stand alone service and bundled with its fixed line broadband service.

  •
  O2.  O2 launched a fixed line broadband service in late 2007, followed by a mobile broadband service in 2008.

  Broadband Internet

        Our largest competitor in internet services is BT, which provides broadband internet access services over its own DSL network both as a retail brand and as a wholesale service. As of April 1, 2009, the prices charged by BT to other internet service providers, or ISPs, may be increased by an amount yet to be determined by the U.K. Office of Communications, or Ofcom.

        An increasing number of companies are deploying their own network access equipment in BT exchanges via a process known as local loop unbundling, or LLU. LLU allows an ISP to reduce the recurring operating costs incurred through BT Wholesale by reducing the proportion of traffic that must travel directly over BT's network. LLU deployment requires a substantial capital investment to implement, and requires a large customer base to deliver a return on investment. By the end of 2008, both Carphone Warehouse and BSkyB had rolled out significant LLU networks (with approximately 80% and 70% coverage, respectively, in the U.K.). Other operators such as Orange and Tiscali were also deploying LLU to some degree.

        In addition to the increasing competition and pricing pressure in the broadband market arising as LLU players look to gain the customer scale to make a return on their investment, there is the longer term threat of new access technology. 3G mobile technology, other wireless technologies such as Wi-Fi and Wi-Max, and mobile broadband may subject us to increased competition over time in the provision of broadband services.

  Cable Television

        We compete primarily with BSkyB in providing pay DTV to residential customers in the U.K. BSkyB is the only pay satellite television platform in the U.K. and has a high market share of the U.K. pay television market. BSkyB owns the U.K. rights to both standard definition and HD versions of various sports and movie programming content, which it has used to create some of the most popular premium pay television channels in the U.K. BSkyB is therefore both our principal competitor in the pay television market, and an important supplier of premium television content to us.

        Residential customers may also receive digital terrestrial television, or DTT. Digital signals are delivered to customer homes through a conventional television aerial and a separately purchased set-top box or an integrated digital television set. The free-to-air DTT service in the U.K. is branded Freeview. This service is provided by a consortium of operators, including the BBC, and offers customers a limited range of television channels, which include the traditional analog channels. Customers do not pay a monthly subscription fee for basic Freeview service but must acquire a Freeview enabled set-top box or a television with a digital tuner. During 2007, according to Ofcom, Freeview became the U.K.'s most popular digital television service. Other developments included the launch of a new range of Freeview enabled digital television recorders under the brand "Freeview+". In 2008, the BBC launched an initiative aimed at increasing distribution of their iPlayer content over different digital platforms, including Freeview. This initiative, known as Project Canvas, involves the development of uniform standards for the delivery of content over broadband via a new type of set-top box. Project Canvas is intended to provide an open platform, allowing any broadcaster to make its content available via Project Canvas enabled television set-top boxes. If implemented, the availability of a standardized broadband enabled television platform may result in increased competition for pay television broadcasters.

        Residential customers may also supplement Freeview DTT offerings by subscribing to additional content through Top Up TV. Top Up TV is a pay television service offering selected programs from over twenty pay television channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV digital video recorder.

        In May 2008, BBC and ITV launched its joint venture Freesat, a free-to-air digital satellite alternative to Freeview DTT service. Freesat offers approximately 80 subscription-free channels, including some high definition channels such as BBC HD and ITV HD. Freesat channels are delivered to the home through a separately purchased satellite receiver. Freesat also offers a range of digital television recorders under the brand "Freesat+".

        Residential customers may also access digital television content by means of internet protocol television, or IPTV. BT Vision, a combined DTT television service and a video-on-demand service offered over a DSL broadband connection, is available nationally and Tiscali has continued to expand its service coverage beyond parts of the London metropolitan area. BSkyB also offers a video-on-demand service over a broadband connection, Sky Player TV, which provides live streamed TV and video-on-demand on a subscription basis.

        There is also a growing demand for full-length video content via broadband connections to the personal computer. Content owners, online aggregators and television channel owners are increasingly using broadband as a new digital distribution channel direct to consumers. Current business models tend to be on a pay-per-transaction basis. While this represents a potential disintermediation threat to pay television platforms, we believe that the actual demand and willingness to pay for broadband distributed content is unlikely to represent sufficient revenues and benefit to content owners to displace pay television as a preferred distribution channel in the medium term.

        Telecommunications is a constantly evolving industry and there are a number of new and emerging technologies which can be used to provide video services that are likely to compete with our DTV and video-on-demand services. These include DSL services mentioned above and third generation, or 3G, mobile telephony. We expect that there will continue to be many advances in communications technology and in content. These advances, together with changes in consumer behavior, and in the regulatory and competitive environments, mean that it will be difficult to predict how our operations and businesses will be affected in the future.

        The U.K. government has stated that it will terminate ATV transmission by 2012. Consumers wishing to receive television services will have to convert to DTV, currently available via cable, digital satellite, DTT or DSL. However, when ATV transmission is terminated, the DTT signal and network may be strengthened. This will enable DTT to be made available to additional customers' homes that cannot currently receive a signal. It may also provide additional capacity to allow the Freeview channel line-up to be expanded to include new channels.

  Fixed Line Telephone

        We compete primarily with BT in providing telephone services to residential customers in the U.K. BT occupies an established market position as the former state-owned incumbent. We also compete with other telecommunications companies that provide telephone services, either directly through LLU or indirectly, including Carphone Warehouse under the brand name TalkTalk, BSkyB, Tiscali, Orange and Tesco.

        We also compete with mobile telephone networks that may threaten the competitive position of our networks by providing a substitute to fixed line telephone services. Mobile telephone services also contribute to the competitive price pressure in fixed line telephone services.

        There is also competition from companies offering voice over internet protocol, or VoIP, services using the customer's existing broadband connection. These include services offered by independent providers, such as Vonage and Skype, as well as those affiliated with established competitors such as BT and Orange. These services generally offer free calls between users of the same service, but charge for calls made to normal phone numbers either on a flat monthly rate for unlimited calls (typically restricted to geographic areas) or on a pence per minute rate.

  Business

        The U.K. business telecommunications market is characterized by strong competition and ongoing consolidation. The market is comprised of traditional network operators such as BT and C&W, virtual network operators such as Vanco plc, or Vanco, and systems integrators like Affiniti, a trading name of Kingston Communications (Hull) Plc. While BT represents the main competitive threat nationally due to its network reach and product portfolio, the acquisition of THUS Group plc by C&W in 2008 has further strengthened C&W's position in the market. Other providers compete within specific product and geographic segments with Affiniti and COLT Telecom Group plc, or COLT Telecom, for example, having network advantages within certain regions.

        Within retail markets, traditional competitors are becoming increasingly focused, with organizations such as C&W targeting the largest national and multi-national corporations. We continue to focus on small, medium and large nationally oriented businesses and public sector organizations where leveraging our network asset can provide an economic advantage.

        System integrators, or SIs, are also becoming an increasing competitive threat, as IT integration, management and outsourcing begins to form an element of many larger organizations' requirements. ntl:Telewest Business seeks to address this as an opportunity to drive sales of access network, the underlying infrastructure for integrated IT systems, and has established a SI channel within the Service Provider sales team.

        Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. In the future, further competition from mobile operators is expected, as they explore strategies to enter the fixed line market with convergence propositions to our target customers.

Mobile Segment

        Virgin Mobile's key competitors in mobile telephony are mobile network operators, such as O2, Vodafone, Orange, T-Mobile and 3 UK. In addition, Virgin Mobile competes with other mobile virtual network operators, including Tesco Mobile, Carphone Warehouse and ASDA. Competition in the mobile telephony market is primarily driven by intensifying pricing pressure from both new and established competitors, evolving customer needs and the emergence of new technologies.

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

        Virgin Media TV's television programming competes with other broadcasters and its advertising revenues are dependent on market share. Market and economic factors apart from individual channel performance may also adversely influence subscription and advertising revenues or carriage of the channels. Virgin Media TV's primary customer, other than Virgin Media itself, is BSkyB, which in 2007 used its dominance in the pay television market to substantially reduce carriage subscription payments made to Virgin Media. As we are dependent upon carriage of our programming in order to attract advertising revenue, BSkyB has considerable power to renegotiate the fees that we charge for our programs. In 2008, we entered into a new carriage agreement with BSkyB for continued and extended carriage of our Virgin Media TV channels on its satellite platform, at higher rates than under the previous contract.

        Virgin Media TV competes for program rights with broadcasters transmitting similar channels. As a result of this and competition for a limited number of well-known program rights, the price of these program rights is increasing and could increase further, thereby limiting Virgin Media TV's ability to purchase that programming for transmission on its channels or adversely affecting the profitability of its channels. UKTV, Virgin Media's joint ventures with the BBC, could be affected by similar factors, although this is less likely due to a 'first look' program agreement with the BBC.

        Virgin Media TV's advertising sales department, IDS, competes with the sales departments of BSkyB, ITV, Channel 4 and Five. Consolidation in the advertising sales market could have an adverse effect on IDS's ability to sell advertising at attractive rates.

        sit-up sells a wide range of products, including electronics, jewelry, clothing and home furnishings through its auction-based retail shopping channels. Consequently, it competes with a large variety of retailers in the U.K. market. In common with other retailers, the business experiences a seasonal peak in the fourth quarter of the year and is significantly affected by general consumer confidence, exchange rate fluctuations and purchasing trends. sit-up also competes with other shopping and auction-based channels. As the majority of its sales are initiated from television broadcasts, sit-up also competes with other television channels for audiences.

Government Regulation

Regulation in the European Union

        The European Parliament and Commission regulate our principal business activities through directives and various other regulatory instruments which are transposed into the U.K. through national legislation.

        In particular, in February 2002, the European Commission adopted a package of new directives which, together, set out a new framework for the regulation of electronic communications networks and services throughout the European Union, or EU. This new framework consisted of four directives, namely:

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

        This package of directives was supplemented, subsequently, by the Communications and Privacy Directive which dealt with, among other things, data protection issues in relation to the provision of electronic communications services.

        The U.K. Government incorporated these directives into its national laws under the Communications Act 2003, which came into effect on July 25, 2003, and the Communications Privacy Regulations, which came into effect on December 11, 2003.

        During 2006, the European Commission commenced a review of these directives (the Regulatory Framework Review). This review led to the publication of a number of draft amending directives in November 2007. The amendments to the directives are currently being discussed between the European Parliament, the European Commission and the European Council as the parties seek to reach a compromise position. The final form of the directives and the timing for their adoption is therefore currently unclear.

        In June 2007, the EU Roaming Regulation (the Roaming Regulation) imposed new retail and wholesale price controls on international mobile voice roaming within the EU and required greater levels of transparency of retail pricing information.

        At the retail level, operators such as Virgin Mobile were required to offer a per minute "Eurotariff" and consequently, in August 2007, Virgin Mobile reduced its standard retail prices for voice roaming calls within the EU in line with the Eurotariff requirements. Virgin Mobile will further reduce its standard retail prices in July 2009, in line with the further reductions in the Eurotariff mandated in the roaming regulations. At the wholesale level, charges paid by carriers such as Virgin Mobile were capped until 2010. The Commission is currently consulting on extending the regulation for a further three years with new maximum limits on retail Eurotariffs and extending the regulation to require a Eurotariff for SMS messages and greater transparency for customers as well as wholesale caps for data roaming. The Commission proposes the introduction of the Eurotariff for SMS messages to be introduced by July 1, 2009.

Regulation in the U.K.

        We are subject to regulation under the Communications Act 2003, the Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation. The Communications Act 2003 established a regulatory authority, the Office of Communications (Ofcom), as the single regulatory authority for the entire communications sector.

        Under the Communications Act 2003, communications providers, such as ourselves, are no longer required to hold individual licenses in order to provide electronic communications networks and services, although certain licenses are required (see below under "Cable TV Regulation") in order to own or operate TV channels or to provide certain facilities such as electronic program guides on the cable TV platform or to hold radio frequency spectrum. Even so, all communications providers are subject to a set of basic conditions imposed by Ofcom, which are known as the General Conditions of Entitlement. Any breach of these conditions could lead to the imposition of fines by Ofcom and, ultimately, to the suspension or revocation of a company's right to provide electronic communications networks and services.

The General Conditions of Entitlement and Significant Market Power Conditions

        Full details of the General Conditions of Entitlement are available on Ofcom's website (www.ofcom.org.uk). Some of the requirements under the General Conditions of Entitlement include:

  •
  a requirement to negotiate interconnection arrangements with other network providers;

  •
  a requirement to ensure that any end-user can access the emergency services and that accurate customer location data is made available to the emergency services;

  •
  a requirement to offer outbound number portability to customers wishing to switch to another network provider and to support inbound number portability where we acquire a customer from another network provider;

  •
  a requirement to comply with a number of high-level obligations designed to address consumer harm associated with broadband migrations;

  •
  a requirement to ensure that any end-user can access a directory enquiry service;

  •
  a requirement to publish up-to-date price and tariff information; and

  •
  a requirement to provide itemized billing on request from any customer.

        In addition to the General Conditions of Entitlement, Ofcom imposes further conditions on providers of electronic communications networks or services that have significant market power, or SMP, in identified markets. In regulatory terms, SMP equates to the competition law concept of dominance. The EU regulatory framework adopted in 2002 required Ofcom to carry out a number of initial market reviews to establish which providers held SMP in these markets, and should therefore be subject to further conditions, and to keep these markets and any other relevant markets identified by Ofcom under regular review. This resulted in BT being found to have SMP in a substantial number of markets and, as a result, being made subject to further regulatory requirements in both wholesale and retail markets. Virgin Media, like all fixed line operators, has SMP in the market for termination on its own fixed network. Ofcom is about to undertake a review of the fixed narrowband wholesale and retail markets in 2009 but at this stage it is too early to predict the outcome.

Next Generation Access

        In September 2007, Ofcom commenced a consultation process to consider whether changes to current regulation were required in order to stimulate investment in, and thereby the deployment of, high-speed broadband networks and infrastructure, referred to as Next Generation Access, or NGA. This initiative is being undertaken in conjunction with other governmental (and EU) policy initiatives, with Ofcom due to publish its conclusions in the spring of 2009. Given the early developmental stages of NGA within the U.K., we currently expect the conclusions to be in the form of broad principles rather than specific prescribed regulation.

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

        We therefore hold a number of Television Licensable Content Service Licenses, or TLCS licenses, under the Broadcasting Act 1990 for the operation of television channels and for the provision of our electronic program guide.

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

        In October 2006, Ofcom commenced a review of the various ways and the terms on which operators of digital TV platforms in the U.K. (including ourselves) allow access to their platforms for third party TV channels and content providers. This review has not yet progressed beyond its initial stages. It is not possible, therefore, to predict the outcome of this review and whether access to digital TV platforms in general or to specific platforms in particular, will become more heavily regulated as a result.

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

        Following this submission, Ofcom announced in March 2007 that it would be carrying out a study of the U.K. pay TV market to determine whether the market was functioning effectively. We made a further, more detailed, joint submission to Ofcom with BT, Setanta and Top Up in July 2007. Ofcom published its first consultation document in December 2007 outlining its initial assessment of the pay TV market. This was followed by a second consultation in September 2008 whereby Ofcom proposes to address concerns about competition in the pay TV market by imposing a regulated wholesale must-offer obligation on BSkyB in relation to specific premium sport and movie channels, including the HD versions of those channels. We submitted detailed responses to both of Ofcom's consultations. Ofcom's next formal stage will be to publish a further document based on the responses it received to the second consultation. This is unlikely to be a final decision but should be determinative on the majority of the issues. The exact timing of this is unclear at this stage, but we expect it to be by August 2009.

        Ofcom is also consulting on a proposal by BSkyB to replace its three free-to-air channels on Freeview with a bundled offering of five pay TV services, referred to as Picnic, including the Sky Sports 1 and Sky Movies. Ofcom is running the consultation process in conjunction with the Pay TV Market Investigation and therefore the exact timing of any further consultations is unclear at this stage.

Digital Britain Report

        In January 2009, the U.K. government published a preliminary report (the Interim Digital Britain Report) which is aimed at providing "an ambitious and clear strategic vision from Government and a new and stronger sense of co-operation between Government, regulators and industry" to secure the U.K.'s place at the forefront of the digital economy. The preliminary report outlines the government's plans to identify any market failures that may impede a full roll-out of digital infrastructure in the U.K., its commitment to act, where necessary, to ensure the timely delivery of high-speed networks across the U.K. and to consider whether any further measures are necessary to ensure universal access to broadband services. Following the publication of the Interim Digital Britain Report, the government will work closely with industry participants and regulators through a number of working groups and meetings to consider specific proposals, with a view to publishing a final report in summer of 2009. At this stage, we are unable to assess the impact that the final report may have on our business.

Corporate Responsibility

        We are committed to demonstrating corporate responsibility, or CR, across all of our business activities. We have implemented a CR governance structure to deliver more effective scrutiny and management of the issues most likely to impact our reputation as a responsible business. During 2008, we deployed a risk management process to identify and better understand CR issues related to our business. Our CR Committee, chaired by our chief executive officer and comprised of members of our senior management, convenes quarterly and advises on the most effective means of managing the CR risk and opportunity that emerge from this process. We also appointed CR Champions across each of our divisions to provide the CR Committee with operational insight into area-specific challenges.

        Our approach to managing CR was communicated to a wide range of stakeholders with the publication of our first CR Report in June 2008. The CR Report addressed our view of our responsibilities to our customers and employees, our commitment to support charities and communities, our commitment to improve our environmental performance and outlined a clear set of objectives for further improvement of our CR performance.

Seasonality

        Some revenue streams are subject to seasonal factors. For example, fixed line telephone usage revenue by customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occurred and students leave their accommodation between school years. In addition, our Content segment includes Virgin Media TV, which has a seasonally higher programming spend in the fourth quarter, and sit-up's home shopping channels, which earn potentially higher revenues in the fourth quarter, reflecting the Christmas holiday period, which is common in the retail industry. In our Mobile segment, fourth quarter customer acquisition and retention costs generally increase due to the important Christmas period and Mobile average revenue per unit, or ARPU, generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas period.

Research and Development

        Our research and development activities involve the analysis of technological developments affecting our cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

        We do not have any material patents or copyrights nor do we believe that patents play a material role in our business. We own or have the right to use registered trademarks, which in some cases are, and in others may be, of material importance to our business, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the television, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly-owned television channels, and to use the "Virgin" name for our television channel, Virgin1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where we pay an annual royalty of 0.5% of revenues received with respect to Virgin1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which, together with the name "Virgin Media", we retain worldwide exclusivity.

Employees

        As of December 31, 2008, we had 14,609 employees, of whom 13,380 were permanent and 1,229 were temporary or contract. Approximately 1,200 Service Operations, Network Operations, Design & Civils and Business Field Operations employees are covered by recognition agreements with the Communication Workers Union, or CWU, and the Broadcasting, Entertainment, Cinematograph and Theatre Union, or BECTU. These agreements are terminable by either the Union or us with three months' written notice. Except for these arrangements, no other employees are covered by collective bargaining agreements. We believe that our relationship with the CWU, BECTU and our employees is generally good.

        Our strategy is to become an employer of choice within our U.K. marketplace and to ensure we deploy and retain a highly productive workforce. We have implemented a number of initiatives to promote a well trained, motivated and engaged workforce. We provide quality induction and job training, together with ongoing skills development, to all of our employees. We also continue to invest in the development of our mid- to senior- level management team. In addition, in 2008 we implemented a consistent performance management process across the organization, which sets clear annual objectives (related to both business and personal development), established incentive-based awards and continued the ongoing refurbishment and improvement of the working environment. We also have a number of other ongoing engagement initiatives, including employee satisfaction surveys and action plans, a recognition scheme, brand/culture training, and local charity and community activities.

ITEM 1A.    RISK FACTORS

        Our business, financial condition or results of operations could be materially adversely affected by any of the risks and uncertainties described below. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business.

Risks Relating to Our Business and Industry

We are subject to significant competition.

        The level of competition is intense in each of the markets in which we compete, and we expect competition to increase. In particular, we compete with BT, BSkyB, Carphone Warehouse (Talk Talk), Freeview, Freesat, O2, Orange, T-Mobile, Tiscali, Vodafone and 3 UK, each of whom has significant operational scale, resources and national distribution capacity. We also compete with numerous internet service providers and indirect telephone access operators that offer fixed line telephone and broadband internet services over BT's network. We will face increasing competition from mobile telephone network providers and new market entrants, including those providing mobile broadband, VoIP and IPTV services. The increase in competition will be compounded by technological changes and business consolidation, which may permit more competitors to offer the "triple-play" of digital television, fixed line telephone and broadband services, or "quad-play" bundles including mobile telephone services.

        Our broadband service faces increased competition from BT, BSkyB, Carphone Warehouse (TalkTalk), O2, Orange, Tiscali and others. Competitors may use new alternative access technology such as advanced, faster asymmetric digital subscriber lines, or ADSL+2, to deliver higher speeds.

        In the digital television market, we compete primarily with BSkyB in providing digital pay television services. Competition increased as a result of the launch of Freeview, which provides over 40 digital terrestrial television channels on a free-to-air basis to consumers who have purchased a Freeview digital set-top box or digital television recorder. Top Up TV subsequently launched a pay television service offering approximately 120 programs from 19 channels for a fixed fee to subscribers who otherwise receive Freeview and have purchased a Top Up TV set-top box. In May 2008, Freesat launched HD channels, on a free-to-air basis to consumers who have purchased a Freesat digital receiver or digital television recorder. BT has also launched a personal computer download service of video-on-demand home entertainment content over a broadband connection called BT Vision. BSkyB, Tiscali and others offer a similar service.

        In the mobile telephony market, we face direct competition from mobile network operators such as O2, Orange, T-Mobile, Vodafone and 3 UK, and other mobile virtual network operators, such as Tesco Mobile, Carphone Warehouse and ASDA, in addition to fixed line telephone operators and internet telephony providers. Many of our competitors are part of large multinational groups, have substantial advertising and marketing budgets, have greater retail presence and may benefit from greater economies of scale than we do. As a mobile virtual network operator, our per unit economies may differ substantially from our competitors with their own networks, which may impact our ability to compete.

        Our fixed line telephony business competes with fixed line operators such as BT, telephone local loop unbundlers such as Carphone Warehouse (TalkTalk) and BSkyB, and several mobile telephone operators such as O2, Orange, T-Mobile, Vodafone and 3 UK.

        Our business services also face a wide range of competitors, including BT, C&W and COLT Telecom, and a number of regional service providers. The nature of this competition varies depending on geography, service offerings and the size of the marketable area.

        In order to compete, we have had to reduce the prices we charge for our services or increase the value of our services without being able to recoup associated costs. Reduced prices or increased costs have had a negative impact on our margins and profitability and could continue to do so in the future. In addition, some of our competitors offer services that we are unable to offer. If we are unable to compete successfully, even following price reductions or value enhancements, we may not be able to attract new customers or retain existing customers.

Failure to control customer churn may adversely affect our financial performance.

        The successful implementation of our business plan depends upon controlling customer churn. Customer churn is a measure of customers who stop using our services. Customer churn could increase as a result of:

  •
  the general reduction in the quality of our customer service, including billing errors;

  •
  customers moving to areas where we cannot offer our digital television, or DTV, services;

  •
  interruptions to the delivery of services to customers over our network and poor fault management;

  •
  the availability of competing services, some of which may, from time to time, be less expensive or technologically superior to those offered by us or offer content that we do not offer;

  •
  the potential loss of customers due to their required migration from our analog television, or ATV, services to our more expensive DTV services when we stop transmitting our ATV signal; and

  •
  the general deterioration in economic conditions that could lead to customers being unable or unwilling to pay for our services.

        An increase in customer churn can lead to slower customer growth and a reduction in revenue.

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

We may be unable to implement our operational restructuring plan successfully and realize the anticipated benefits, and this could negatively affect our financial performance.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. The restructuring process could cause an interruption of, or loss of, momentum in the activities of one or more of our businesses and the loss of key personnel. The diversion of management's attention and any delays or difficulties incurred in connection with the restructuring activity could result in the disruption of our ongoing businesses or inconsistencies in our standards, controls, product offerings, level of customer service, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. The implementation of the plan will involve the incurrence of substantial operating and capital expenditures to achieve long term savings, including employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses. Additional unanticipated costs may also be incurred. Although we expect that the elimination of costs, as well as the realization of efficiencies and other benefits related to the implementation of the plan, will offset the restructuring-related costs over time, this net benefit expected may not be achieved in the near term, or at all.

We may be adversely affected by a general deterioration in economic conditions, including the recent downturn in the financial markets.

        Our ability to grow or maintain our business may be adversely affected by weakening global or domestic economic conditions, wavering consumer confidence, unemployment, tight credit and insurance markets, declines in global and domestic stock markets and other factors adversely affecting the global and domestic economy. In particular, the risks associated with certain segments of our business become more acute in periods of a slowing economy or recession. In our Content segment, a slowing economy could be accompanied by a decrease in advertising on our channels. Generally, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. In addition, unfavorable events in the economy, including a further deterioration in the credit and equity markets, could significantly affect consumer and business demand for our products, as consumers may delay purchasing decisions or reduce or reallocate their discretionary funds. Our Mobile segment may also be similarly affected by an economic slowdown as customers reduce their expenditures on mobile phones and usage. We are also exposed to risks associated with the potential financial instability of our customers, suppliers, distributors and other third parties, many of whom may be adversely affected by the general economic downturn. Suppliers may also be more cautious in supplying goods to us and may request additional credit enhancements or more restrictive payment terms. While the impact of an economic slowdown on our business is difficult to predict, it could result in a decline in revenue and a decrease in our cash flows.

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

  •
  the license agreement has a 30-year term, and we are obligated to pay a termination payment if the license is terminated early under certain circumstances; and

  •
  we are required to meet certain customer service level requirements.

        These service level requirements, which are grouped into three key categories, include: (i) Base Service Levels which, in addition to ensuring that employees are fully-trained, competent, courteous and respectful, set basic standards against which to measure complaint handling, complaint levels and call center performance; (ii) Technical Service Levels which measure certain technical requirements that affect our customers' experience, such as service availability and service response times; and (iii) Aspirational Service Levels, which are levels of service that we and Virgin Group wish to achieve over time, to create new service measures and increase the demands on certain existing measures, covering a range of matters including customer satisfaction, customer advocacy, complaint levels, call center performance and staff satisfaction.

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

        Our business is dependent on many complex critical systems that support all of the various aspects of our cable network operations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts, theft, natural disasters, fire, power loss, gas build-up, war or other catastrophes or any other threat to business continuity. Moreover, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar problems. Unanticipated problems affecting our systems could cause failures in our information technology systems, including systems that are critical for timely and accurate customer billing, or our customer service centers or interrupt the transmission of signals over our cable network. We do not currently have a formal company-wide disaster recovery plan, however, we are in the process of creating plans for key areas of risk in the business. Sustained or repeated system failures that interrupt our ability to provide service to our customers, prevent us from billing and collecting revenue due to us, or otherwise meet our business obligations in a timely manner, would adversely affect our reputation and result in a loss of customers and revenue.

        We also maintain sensitive customer data on our systems and are subject to increasingly stringent regulation relating to privacy and information security. Any data breach or loss could result in significant costs, fines and reputational harm.

Our inability to obtain popular programming, or to obtain it at a reasonable cost, could potentially have a material adverse affect on the number of customers or reduce margins.

        For the provision of television programs and channels distributed via our cable network, we enter into agreements with program providers, such as public and commercial broadcasters, or providers of pay or on-demand television. We have historically obtained a significant amount of our premium programming and some of our basic programming and pay-per-view sporting events from BSkyB, one of our main competitors in the television services business. BSkyB is a leading supplier of programming to pay television platforms in the U.K. and is the exclusive supplier of some programming, including its Sky Sports channels and Sky Movie channels, which are the most popular premium subscription sports and film channels, respectively, available in the U.K. We buy BSkyB wholesale premium content on the basis of BSkyB's rate card terms and pricing, which can be changed on 45 days' notice by BSkyB, and not under a long term supply contract.

        In addition to providing programming to us, BSkyB competes with us by offering its programming directly to its digital satellite customers. As a result of BSkyB's ownership of this content, it is able to charge us a price for its content that makes it challenging for us to compete with BSkyB's own retail pricing and still maintain a profit margin on the sale of that premium programming. BSkyB also offers content, such as HD, some sports programming and interactive content, exclusively to its digital satellite customers and not to us.

        In addition to BSkyB, our significant programming suppliers include the BBC, ITV, Channel 4, Five, Viacom Inc., HBO, Discovery Communications Inc. and Turner, a division of Time Warner Inc. Our dependence on these suppliers for television programming could have a material adverse effect on our ability to provide attractive programming at a reasonable cost. In addition, the loss of programs could negatively affect the quality and variety of the programming delivered to our customers, which could have a material adverse effect on our business and increase customer churn.

Unauthorized access to our network could result in a loss of revenue.

        We rely on the integrity of our technology to ensure that our services are provided only to identifiable paying customers. The number of devices available in the U.K. which facilitate theft of our television and broadband service has increased. Unauthorized access to our network results in a loss of revenue, and failure to respond to security breaches could raise concerns under our agreements with content providers. We continue to work on controlling unauthorized access to our networks.

The sectors in which we compete are subject to rapid and significant changes in technology, and the effect of technological changes on our businesses cannot be predicted.

        The broadband internet, television, fixed line telephone and mobile telephone services sectors are characterized by rapid and significant changes in technology. Advances in current technologies, such as VoIP (over fixed and mobile technologies), mobile instant messaging, wireless fidelity, or WiFi, WiMax (i.e., the extension of local WiFi networks across greater distances) or internet protocol television, or future technological breakthroughs, may result in our core offerings becoming less competitive or render our existing products and services obsolete. We may not be able to develop new products and services at the same rate as our competitors or keep up with trends in the technology market as well as our competitors. The cost of implementing emerging and future technologies could be significant, and our ability to fund that implementation may depend on our ability to obtain additional financing.

We depend on equipment and service suppliers that may discontinue their products or seek to charge us prices that are not competitive, either of which may adversely affect our business and profitability.

        We have important relationships with several suppliers of customer equipment, hardware, software and services that we use to operate our network and systems and transmit our services. We also outsource various customer services. In many cases, we have made substantial investments in the equipment or software of a particular supplier, making it difficult for us in the short term to change supply and maintenance relationships in the event that our initial supplier refuses to offer us favorable prices or ceases to produce equipment or provide the support that our network and systems require. We are also exposed to risks associated with the potential financial instability of our suppliers, some of whom are being adversely affected by the global economic downturn. If equipment or service suppliers were to discontinue their products, seek to charge us prices that are not competitive or interrupt their provision of equipment or services to us as a result of bankruptcy or otherwise, our business and profitability could be materially adversely affected.

        Furthermore, we rely upon a number of outside contractors to install our equipment in customers' homes. Delays caused by these contractors, or quality issues concerning these contractors, could cause our customers to become dissatisfied and could produce additional churn or discourage potential new customers.

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

        We are also subject to interest rate risks. Before taking into account the impact of current hedging arrangements, as of December 31, 2008, we would have had interest determined on a variable basis on £4,004.4 million, or 67.3%, of our long term debt. An increase in interest rates of 0.25% would increase unhedged gross interest expense by approximately £10.1 million per year.

        To manage these currency exchange and interest rate risks, we have entered into a number of derivative instruments, including interest rate swaps, cross-currency swaps and foreign currency forward rate contracts. We are required by our lenders under our senior credit facility to fix the interest rate (whether through coupon or through derivatives) on not less than two-thirds of the total debt represented by our senior credit facility and high yield notes, for a period of not less than three years from March 3, 2006. Accordingly, after giving effect to these hedges, an increase in interest rates of 0.25% would increase our gross interest expense by approximately £2.1 million per year.

        We also incur costs in U.S. dollars and euros in the ordinary course of our business, such as TV programming, customer premise equipment and network maintenance services and goods purchased for resale. Any deterioration in the value of the pound relative to the U.S. dollar or the euro increases the effective cost of purchases made in these currencies as some of these exposures are not hedged.

We rely on third parties to distribute our Virgin Mobile products and procure customers for our services.

        Our ability to distribute Virgin Mobile products and services depends, to a large extent, on securing and maintaining agreements with a number of third party distributors who sell our branded handsets and service packs and prepay vouchers. These distributors also procure customers for our competitors and, in some cases, themselves. In particular, Carphone Warehouse also sells its own broadband and telephone services. They may also receive incentives to encourage potential customers to subscribe to our competitors' services rather than our own. They may at their discretion decide to cease to distribute our products and services.

        We are also exposed to risks associated with the potential financial instability of our third party distributors, some of whom may be adversely affected by the general economic downturn. We also have no control over the number of stores that may be opened or closed in the future by any of our distribution partners. For example, in December 2008, one of our distribution partners, Zavvi, announced that it had entered into administration proceedings and is currently in the process of winding up its operations. While we are expanding our portfolio of Virgin Media branded retail outlets, which will off-set in part the reduction in third party distribution outlets, our stores may not perform successfully. In addition, if any of our other distribution partners were to close some or all of their operations, due to financial difficulties or otherwise, or if we fail to maintain our key distribution relationships, our revenue may decline.

Regulatory change is an ongoing process in the markets in which we provide our services; changes in U.K. and EU regulations affecting the conduct of our business may have an adverse impact on our ability to set prices, enter new markets or control our costs.

        Our principal business activities are regulated and supervised by Ofcom and the U.K. Office of Fair Trading, among other regulators. Regulatory change is an ongoing process in the communications sector at both the U.K. and the EU level. Regulatory changes relating to our activities and those of our competitors, such as changes relating to third party access to cable networks, the costs of interconnection with other networks or the prices of competing products and services, could adversely affect our ability to set prices, enter new markets or control our costs. In addition, our business and the industry in which we operate are subject to investigation by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Any such action could harm our reputation and result in increased costs to the business.

There is no assurance that new products we may introduce will achieve full functionality or market acceptance.

        Our strategy requires that we roll-out new products and services, including, for example, the present roll-out of 50Mb broadband. We cannot guarantee that this new service, or any other new product or service that we may develop in the future, will perform as expected. Should these new products and services fail to perform as expected or should they fail to gain market acceptance, our results of operations may be negatively effected.

We are subject to tax in more than one tax jurisdiction and our structure poses various tax risks.

        We are subject to taxation in the U.S. and the U.K. Our effective tax rate and tax liability will be affected by a number of factors in addition to our operating results, including the amount of taxable income in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the manner in which and extent to which we transfer funds to and repatriate funds from our subsidiaries, accounting standards and changes in accounting standards, and future changes in the law. As we operate in more than one tax jurisdiction and may therefore incur losses in one jurisdiction that cannot be offset against income earned in a different jurisdiction, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

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

        Our Content segment owns pay channels through Virgin Media TV and our joint ventures with the BBC and derives its revenue primarily from subscriber fees and advertising revenue. BSkyB, our main competitor, is our largest customer for our programming. In early 2007, BSkyB used its dominant position in pay television to substantially reduce the fees it paid for our Virgin Media TV channels, although we entered into a new carriage agreement with BSkyB in November 2008 that increased the fees it is required to pay for our channels through to May 2011. As we are dependent upon carriage of our programming in order to attract advertising revenue, BSkyB has considerable power to dictate the fees that we charge for our programs. In addition, the TV advertising market has faced steady declines over the last few years, especially during the economic downturn. A failure to generate sufficient subscriber fees or advertising revenue would have a negative effect on our Content segment revenue and cash flow.

Virgin Mobile relies on T-Mobile's network to carry its communications traffic.

        Virgin Mobile relies on its long term agreement with T-Mobile for voice, non-voice and other telecommunications services we provide our mobile customers, as well as for certain ancillary services such as pre-pay account management. If the agreement with T-Mobile is terminated, or if T-Mobile fails to deploy and maintain its network, or if T-Mobile fails to provide the services as required under our agreement with them and we are unable to find a replacement network operator on a timely and commercial basis, if at all, we could be prevented from carrying on our mobile business or, if we found a replacement operator, we may be able to carry on our mobile business only on less favorable terms or provide less desirable services. Additionally, any migration of all or some of our customer base to a new operator would be in part dependent on T-Mobile and could entail potential technical or commercial risk. T-Mobile is also a customer of our business division. Any disagreements between T-Mobile and Virgin Mobile may affect our other relationships with T-Mobile.

We depend on the ability to attract and retain key personnel without whom we may not be able to manage our business lines effectively.

        We operate in a number of rapidly changing technologically advanced markets that will continue to challenge our business. There is significant competition in attracting and retaining qualified personnel in the telecommunications industry, especially individuals with experience in the cable sector. We believe that the unique combination of skills and experience possessed by our senior management would be difficult to replace, and that the loss of our key personnel could have a material adverse effect on us, including the impairment of our ability to execute our business plan. Our future success is likely to depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Certain of our significant stockholders could have an influence over our business and affairs.

        Certain persons or entities are our significant stockholders. Based on SEC filings as of February 24, 2009, Fidelity Management & Research Company beneficially owns 14.9% of our issued and outstanding common stock, the Virgin Group beneficially owns 10.4%, Franklin Mutual Advisers, LLC beneficially owns 9.2%, Wellington Management Company beneficially owns 8.6%, Ameriprise Financial, Inc. beneficially owns 6.9%, Capital World Investors beneficially owns 5.9% and Goldman Sachs Asset Management, LP beneficially owns 5.2%, of our issued and outstanding common stock. Each of these significant stockholders could have an influence over the business and affairs of our company.

        On April 3, 2006, we entered into a license agreement with Virgin Enterprises Limited which provides for us to use the Virgin name and logo in our consumer and content businesses. In connection with this agreement, Virgin Enterprises Limited had the right to propose a candidate to our Nominating Subcommittee to fill a single seat on our board. Virgin Enterprises Limited nominated Mr. Gordon McCallum, a director of Virgin Enterprises Limited, and he was appointed to our board on September 11, 2006. As a result of Mr. McCallum's relationship with Virgin Enterprises Limited, if conflicts between the interests of Virgin Enterprises Limited and the interests of our other stockholders should arise, this director may not be disinterested.

Disruptions in Virgin Media TV's or sit-up's satellite transmissions could materially adversely affect their respective operations.

        Virgin Media TV and sit-up currently broadcast their digital programming content with leased satellite transponders, the operations of which are beyond the control of Virgin Media TV and sit-up. Disruption to one of these satellites would result in disruption to Virgin Media TV's or sit-up's programming and, depending upon the nature of that disruption, could result in a loss of revenues, a loss of customers and/or adverse publicity. In addition, the satellite transponders may fail before the expiration of Virgin Media TV's and sit-up's contractual right to utilize them, which may result in additional costs as alternative arrangements are made for satellite transmission.

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

We have suffered losses due to asset impairment charges for goodwill and long-lived intangible assets and could do so again in the future.

        In accordance with Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets, or FAS 142, goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with Financial Accounting Standards Statement No. 144, Impairment of Long-Lived Assets, or FAS 144. On December 31, 2008, we had goodwill and intangible assets of £2.6 billion. A downward revision in the fair value of a reporting unit or intangible assets could result in an impairment charge being required. For example, in 2008, we recognized goodwill and intangible asset impairment charges of £362.2 million with respect to our Mobile segment and £54.8 million with respect to our sit-up reporting unit included in our Content segment. Any downward revision in the fair value of our goodwill and intangible assets has a material effect on our reported net earnings.

We have limited capacity on our cable platform.

        Our analog television, digital television, broadband internet and video-on-demand services are transmitted through our core and access networks, which have limited capacity. We have plans in place to add additional capacity to our core and access networks. Until these plans are implemented, we are limited in the number of channels that can be transmitted as part of our digital television service and in our carriage of HD channels. While the planned conversion of the U.K. DTT platform from analogue to digital technology will increase spectrum efficiency, thereby releasing capacity for new services, our current capacity limitations may affect our ability to carry new channels as they are developed. As such, our digital television offering may not be as competitive, which could result in an increase in customer churn and a decrease in revenue.

Risks Relating to Our Financial Indebtedness and Structure

We continue to face amortization pressures under our senior credit facility notwithstanding the recent amendments to our facility agreement, and we may not be able to refinance our debt obligations or may be able to refinance only on terms that will increase our cost of borrowing.

        Significant principal payments under our senior credit facility are due in 2010 and 2011. Under the recent amendment to our senior credit facility, the substantial portion of our scheduled repayments due in 2010 and 2011 will be deferred to 2012 if we make certain prepayments totaling £187 million no later than August 10, 2009 (assuming we exercise an extension option at a cost of £1.5 million). We anticipate using cash flow from operations and, if required, amounts undrawn on our revolving credit facility to satisfy the prepayment condition. If we were unable to meet the prepayment condition, then we would need to secure additional funding such as raising additional debt or equity, refinancing our existing facility, selling assets or using other means to service our amortization obligations. If we satisfy the prepayment condition, amortization payments of £204.3 million and £288.4 million will remain in 2010 and 2011, respectively. We expect to be able to address these payments through cash flow from operations and, if required, amounts then undrawn on our revolving credit facility. However, if we were unable to do so, then we would need to secure additional funding. We may not be able to obtain financing or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        Assuming the prepayment condition is satisfied, amortization payments of £3,209.7 million will be due in 2012. Since we do not expect to generate sufficient cash flow from operations to make the 2012 payments, we expect to address them in advance thereof through a comprehensive refinancing of our senior debt. Our ability to implement such a refinancing successfully is significantly dependent on material improvements in the debt markets. Even if the debt markets improve, the size of the amounts outstanding under our senior credit facility may be too large to be refinanced with senior debt and we may need to raise additional capital by doing one or more of the following:

  •
  raising additional debt other than senior debt, such as high yield debt, on terms that may increase our cost of borrowing or result in more onerous terms;

  •
  selling or disposing of some of our assets, possibly on unfavorable terms; or

  •
  issuing equity or equity-related instruments that will dilute the equity ownership interest of existing stockholders.

        We cannot be sure that any of, or any combination of, the above actions would be available or sufficient to fund our debt obligations or that we will be able to refinance our debt obligations on favorable terms.

Our current leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

        We had consolidated total long term debt of £6.3 billion as of December 31, 2008. This high degree of leverage could have important consequences, including the following:

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

We continue to incur losses and may not be profitable in the future.

        We had losses from continuing operations of £913.8 million in 2008, £463.5 million in 2007 and £509.2 million in 2006. We cannot be certain that we will achieve or sustain operating profits. Failure to achieve profitability could diminish our ability to sustain operations, meet financial covenants, obtain additional required funds and make required payments on present or future indebtedness.

The covenants under our debt agreements place certain limitations on how we manage our business.

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

        These restrictions could materially adversely affect our ability to finance future operations or capital needs or to engage in other business activities that may be in our best interests. We may also incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable under our current indebtedness.

We are a holding company dependent upon cash flow from subsidiaries to meet our obligations.

        Virgin Media Inc. and a number of its subsidiaries are holding companies with no independent operations or significant assets other than investments in their subsidiaries. Each of these holding companies depends upon the receipt of sufficient funds from its subsidiaries to meet its obligations.

        The terms of our senior credit facility and other indebtedness limit the payment of dividends, loan repayments and other distributions to or from these companies under many circumstances. Various agreements governing our debt may restrict and, in some cases, may also prohibit the ability of these subsidiaries to move cash within their restricted group. Applicable tax laws may also subject such payments to further taxation.

        Applicable law may also limit the amounts that some of our subsidiaries will be permitted to pay as dividends or distributions on their equity interests, or even prevent such payments.

        The inability to transfer cash among entities within their respective consolidated groups may mean that even though the entities, in aggregate, may have sufficient resources to meet their obligations, they may not be permitted to make the necessary transfers from one entity in their restricted group to another entity in their restricted group in order to make payments to the entity owing the obligations.

Risks Relating to Our Common Stock

The market price of our common stock is subject to volatility, which will continue.

        The market price of our common stock has been and may continue to be adversely affected by conditions in the global financial markets, and stock prices of highly levered companies, in particular, have been highly volatile. The market price of our common stock could also be subject to wide fluctuations in response to additional factors, many of which will be beyond our control. These factors include general economic and market conditions, such as a recession, market perception of refinancing risk, actual or anticipated variations in our operational results and cash flow, our earnings releases and our competitors' earnings releases, announcements of technological innovations, changes in financial estimates by securities analysts, trading volume, currency and exchange rate fluctuations, market conditions in the industry and the general state of the securities markets and the market for telecommunications stocks, changes in capital markets that affect the perceived availability of capital to communications companies, governmental legislation or regulation and rumors of private equity interest in our company. Trends in the telecommunications industry are likely to have a corresponding impact on the price of our common stock.

        In addition, in order to maintain the listing of our common stock on NASDAQ, we must remain in compliance with NASDAQ Marketplace Rules, including but not limited to, minimum bid price requirements. If we are unable to comply with these rules, our common stock may be delisted from NASDAQ. Under the terms of our convertible senior notes, holders will be entitled to demand that we redeem their notes at par value or to tender their notes for conversion if we fail to maintain a listing of our common stock on NASDAQ or the New York Stock Exchange. NASDAQ has temporarily suspended the minimum bid price requirement for continued listing on the exchange until April 2009, and may extend this suspension based on then prevailing market conditions. In the event that our common stock is delisted from NASDAQ, the market for our common stock may be limited and it may be difficult for our stockholders to sell their shares at an acceptable price, or at all.

Conversion of our convertible notes will dilute the ownership interest of existing stockholders.

        Any issuance by us of our common stock upon conversion of our convertible notes will dilute the equity ownership interest of existing stockholders, including holders who have received shares of our common stock upon prior conversion of our convertible notes. Additionally, our convertible notes include anti-dilution and "make-whole" premium provisions that, if triggered, would result in an increase in the number of shares of our common stock issuable upon conversion of the convertible notes. Conversion of the convertible notes in circumstances where these provisions have operated could have a significantly greater dilutive effect.

        Sales in the public market of the common stock issued upon conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants.

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

We may not continue to pay dividends, and the failure to do so could adversely affect our stock price.

        Until June 2006, we had not paid any cash dividends on our common stock. We could determine not to continue to pay dividends on our common stock at the same level, or at all. In addition, the terms of our existing indebtedness limit the amount of dividends we can pay to stockholders from cash generated from operations if our debt leverage ratio is above certain levels.

Sales of stock by stockholders in the company may decrease the price of the common stock.

        Based on SEC filings as of February 24, 2009, Fidelity Management & Research Company beneficially owns 14.9% of our issued and outstanding common stock, the Virgin Group beneficially owns 10.4%, Franklin Mutual Advisers, LLC beneficially owns 9.2%, Wellington Management Company beneficially owns 8.6%, Ameriprise Financial, Inc. beneficially owns 6.9%, Capital World Investors beneficially owns 5.9% and Goldman Sachs Asset Management, LP beneficially owns 5.2%, of our issued and outstanding common stock. In addition, several of our significant stockholders are hedge funds, which often engage in aggressive trading strategies, such as short selling, and trade large volumes of securities opportunistically based on market conditions. In the current economic environment, hedge and other funds are also experiencing increased levels of redemption by their investors. Any significant sales of our stock held by these investors could have an adverse effect on the market price of our shares.

        Some of our stockholders also have rights, subject to various conditions, to require the company to file one or more registration statements covering their shares, or to include their shares in registration statements that the company may file for itself or on behalf of other stockholders.

        Subsequent sales by any stockholders of a substantial amount of the company's common stock may significantly reduce the market price of the common stock of the company. Moreover, a perception that these stockholders might sell significant amounts of such common stock could depress the trading price of the company's common stock for a considerable period. Sales of the company's common stock, and the possibility of these sales, could make it more difficult for the company to sell equity, or equity related securities, in the future at a time, and price, that it considers appropriate.

Provisions of our debt agreements, our stockholder rights plan, our certificate of incorporation, Delaware law and our contracts could prevent or delay a change of control of us.

        We may, under some circumstances involving a change of control, be obligated to repurchase substantially all of our outstanding senior notes and convertible senior notes, and repay our outstanding indebtedness under our senior credit facility and other indebtedness. We or any possible acquirer may not have available financial resources necessary to repurchase those notes or repay that indebtedness in those circumstances.

        If we or any possible acquirer cannot repurchase those notes or repay our indebtedness under our senior credit facility and other indebtedness in the event of a change of control of us, the failure to do so would constitute an event of default under the agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness that does not have similar provisions. The threat of this could have the effect of delaying or preventing transactions involving a change of control of us, including transactions in which our stockholders would receive a substantial premium for their shares over then current market prices, or otherwise which they may deem to be in their best interests.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2008, we own, lease or occupy under license 85 business units and regional offices in the U.K., including our U.K. corporate head offices in Hook, Hampshire. We also lease an office, which is our principal executive office, in New York City, as well as a further 23 retail facilities in the U.K. as part of our retail sales channel. Twelve of our corporate real estate sites are not utilized, representing 12% of our properties or 6% of available accommodation. We continue to explore opportunities to dispose of these surplus buildings.

        In addition, as of December 31, 2008, we own or lease facilities at approximately 732 locations for operational network purposes such as head-ends, hubs, switching centers, points of presence, repeater nodes and radio sites, of which 44 are located within corporate facilities. We also have network equipment in over 785 significant customer or third party sites. We also own or lease warehouses and other non-operational properties, as well as operating various cable television, telephone and telecommunications equipment housed in street cabinet enclosures situated on public and private sites. Currently 18 of our leased technical sites are not utilized, representing a rental expense of approximately 8.5% of our rents on our technical sites. Again, we continue to explore opportunities to dispose of these surplus sites.

ITEM 3.    LEGAL PROCEEDINGS

        We are involved in various disputes and litigation arising in the ordinary course of our business. While we do not believe any of these litigation matters alone or in the aggregate will have a material adverse effect on our financial position or results of operation, any adverse outcome in one or more of these matters could be material to our consolidated financial statements for any one period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

        Our shares are traded on the NASDAQ Global Select Market under the symbol "VMED". The following table sets forth the reported high and low price per share of our common stock on the NASDAQ Global Select Market for the periods indicated.

	Price per Share
	High	Low
2007
First Quarter	$28.22	$24.14
Second Quarter	26.65	22.83
Third Quarter	29.39	21.94
Fourth Quarter	24.80	17.00
2008
First Quarter	16.85	13.35
Second Quarter	16.45	12.01
Third Quarter	12.92	6.84
Fourth Quarter	7.92	3.26
2009
First Quarter (through February 24, 2009)	5.11	3.80

Holders

        As of February 24, 2009, our transfer agent informed us that there were 146 record holders of our common stock, although there is a much larger number of beneficial owners.

Dividends

        We commenced the payment of regular quarterly dividends in June 2006. During the years ended December 31, 2007 and 2008, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9

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

Stock Performance Graph

        The following graph compares the cumulative total return on our common stock with the cumulative total return on Standard & Poor's 500 Stock Index and a Peer Group Index. As no published index of comparable companies currently reports values on a dividends reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC. The Peer Group Index is made up of companies that engage in cable television operations and related businesses as a significant element of their overall business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. In addition, the market capitalizations of many of the companies included in the Peer Group Index are different from ours.

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

        The graph assumes that $100 was invested on January 1, 2004 and all dividends are reinvested.

Total Returns

	January 1, 2004	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Virgin Media(1)	100.00	104.60	97.61	90.64	61.91	18.35
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	102.00	81.95	128.24	86.32	73.99

(1)
Share prices from January 1, 2004 through March 3, 2006 reflect the historic prices of the common stock of NTL Incorporated prior to its merger into a subsidiary of Telewest Global, Inc., in a transaction that was accounted for as a reverse acquisition. The new holding company, Telewest Global, Inc., changed its name to NTL Incorporated on March 3, 2006. From March 6, 2006, share prices reflect the market price for that company, which was renamed Virgin Media Inc. on February 6, 2007.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities

        We made no purchases of our equity securities in the fourth quarter of 2008.

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

        On July 4, 2006, we acquired 100% of the outstanding shares and options of Virgin Mobile, the largest mobile virtual network operator in the U.K., with approximately 4.1 million customers as of December 31, 2008, through a U.K. Scheme of Arrangement.

        On March 3, 2006, NTL merged with a subsidiary of Telewest, which changed its name to NTL Incorporated. As this transaction was accounted for as a reverse acquisition, the financial statements included in this annual report for the period through March 3, 2006 are those of NTL, which is now known as Virgin Media Holdings Inc., and for the period since March 3, 2006, these financial statements reflect the reverse acquisition of Telewest. See note 4 to the consolidated financial statements of Virgin Media Inc.

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Statement of Operations Data:
Revenue	£4,015.9	£4,073.7	£3,602.2	£1,947.6	£2,000.3
Operating (loss) income(1)	(339.3)	16.6	9.8	(19.7)	(52.5)
Loss from continuing operations	(913.8)	(463.5)	(509.2)	(241.7)	(509.4)
Basic and diluted loss from continuing operations per share	£(2.79)	£(1.42)	£(1.74)	£(1.13)	£(2.34)
Average number of shares outstanding	328.0	325.9	292.9	213.8	218.0

(1)
The 2008 operating loss includes goodwill and intangible asset impairments of £417.0 million.

	As of December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	£181.6	£321.4	£418.5	£832.1	£136.8
Working capital	(465.8)	(453.4)	(604.4)	529.9	(286.8)
Fixed assets	5,347.8	5,655.6	6,026.3	3,294.9	3,531.6
Total assets	9,897.8	10,466.1	11,243.5	4,988.5	5,493.3
Long term obligations	6,308.2	5,958.5	6,159.1	2,280.0	3,013.5
Shareholders' equity	1,878.1	2,810.5	3,230.1	1,955.0	1,574.5
Dividends declared per common share (in U.S. dollars)	$0.16	$0.13	$0.05	—	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading U.K. entertainment and communications business providing a "quad-play" offering of broadband, television, mobile telephone and fixed line telephone services. As of December 31, 2008, we were the U.K.'s largest residential broadband provider and mobile virtual network operator, and the second largest provider of pay television and fixed line telephone services by number of customers. We owned and operated cable networks that passed approximately 12.6 million homes in the U.K. and provided service to approximately 4.8 million cable customers on our network. Approximately 56% of our customers on our network were "triple-play" customers, receiving broadband internet, television and fixed line telephone services from us. In addition, we provided mobile telephone service to 3.5 million pre-pay mobile customers and 0.6 million contract mobile customers over third party networks.

        Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. Through Virgin Media Television, or Virgin Media TV, we also provide a broad range of programming through our wholly owned channels, such as Virgin1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our Cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our Mobile segment includes the provision of mobile telephone and data services under the name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our Content segment includes the operations of our U.K. television channels, such as Virgin1, Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our Content segment revenue, our Content segment management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        For further discussion of our business, please refer to Item 1 of this annual report.

Revenue

        Our revenue by segment for the years ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	Year ended December 31,
	2008		2007		2006
Cable Segment
Consumer	£2,456.3	61.2%	£2,486.2	61.0%	£2,393.3	66.4%
Business	626.0	15.6	641.8	15.8	614.0	17.1

	3,082.3	76.8	3,128.0	76.8	3,007.3	83.5
Mobile Segment	570.0	14.2	597.6	14.7	292.1	8.1
Content Segment	363.6	9.0	348.1	8.5	302.8	8.4

	£4,015.9	100.0%	£4,073.7	100.0%	£3,602.2	100.0%

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

Mobile

  •
  mobile services—monthly fees and usage charges for airtime, data, long-distance calls and roaming; and

  •
  mobile handset and other equipment—charges for the supply of equipment.

Content

  •
  transactional and interactive—sale and delivery of retail consumer goods through television shopping channels;

  •
  advertising—fees for television airing of advertising from advertisers or advertising agencies; and

  •
  programming services—on transmission of television programs to other pay television providers.

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

  •
  leased satellite transponder costs; and

  •
  payroll and other employee-related costs.

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

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments that we operate in are as follows;

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on certain areas of our business. For example, consumers and businesses may be less willing or able to purchase our products, upgrade their existing services in our Cable segment or, in particular, purchase retail products sold by sit-up in our Content segment. We may also experience increased churn and higher bad debt expense. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, a slowing economy is likely to be accompanied by a decrease in advertising revenues generated through our television programming and broadband internet platforms except to the extent offset by an increase in our share of the advertising market. In our Mobile segment, customers may also reduce their expenditures on mobile phones and usage.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars and euros, such as goods for resale, TV programming, customer premise equipment and network maintenance services, and some of these exposures are not hedged.

        Integration and Restructuring Activities.    In the fourth quarter of 2008 we commenced the implementation of a new restructuring plan, and continued to integrate certain of the operations of Virgin Mobile. The restructuring plan is aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. While we anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, we expect that 2009 costs will exceed 2009 savings. These costs will include employee termination costs, lease and contract exit costs, purchases of fixed assets and other related expenses, some of which will be classified as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

Cable Segment

        In our Cable segment, residential customers account for the majority of our total revenue. The number of residential customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them. For example, broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Cable segment include customer churn, average revenue per user, or ARPU, competition, capital expenditures and seasonality.

        Customer Churn.    Customer churn is a measure of the number of customers who stop subscribing to our services. An increase in our customer churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our customer churn rate. Our ability to reduce our customer churn rate beyond a base level is limited by factors like competition, the economy and customers moving outside our network service area, in particular during the summer season. Managing our customer churn rate is a significant component of our business plan. Our customer churn rate may increase if our customer service is seen as unsatisfactory, if we are unable to deliver our services over our network without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        Cable ARPU.    Cable ARPU is a measure we use to evaluate how effectively we are realizing revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing customer base and generally allows us to increase our Cable ARPU by facilitating the sale of multiple services to each customer. Cable ARPU excludes any revenue from our Mobile segment.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by BT Group plc, or BT, and resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk), alternative internet access services like DSL, satellite television services offered by BSkyB and by BBC and ITV through Freesat, digital terrestrial television offered through Freeview, internet protocol television offered by Tiscali S.p.A. and BT, and mobile telephone, television and data services offered by other mobile telephone operators. Our business services also face a range of competitors, including BT and Cable & Wireless plc. Certain competitors, such as BT and BSkyB, are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing, improve our product offering and offer discounts to new and existing customers in order to attract and retain customers.

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

        Seasonality.    Some revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers and businesses tends to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves have traditionally occured and students leave their accommodation between academic years.

Mobile Segment

        Factors particularly affecting our Mobile segment include competition, Mobile ARPU, seasonality and our third party distribution arrangements.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant competition in our markets from mobile operators, including

O2, Vodafone, Orange, T-Mobile and 3 UK, and from other mobile virtual network operators, including Tesco Mobile and Carphone Warehouse. Many of our competitors are part of large multinational organizations, have substantial advertising and marketing budgets, and have a significant retail presence. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

        Mobile ARPU.    Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our Mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, particularly through cross-selling to our Cable segment customer base, rather than lower lifetime value prepay customers. Consequently, the number of prepay customers is expected to decline in 2009, along with prepay usage.

        Seasonality.    Some revenue streams and cost drivers are subject to seasonal factors. For example, in the fourth quarter of each year our customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period.

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

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels across limited distribution platforms, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues, and programming rights. Our retail channels operated through sit-up compete with a large variety of retailers in the U.K. market and with other television channels for audiences. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

        Limited Number of Buyers and Distribution Platforms.    All of our channels are carried on our cable platform and on the satellite platform owned by BSkyB. A few of our channels are also carried on the free-to-air digital terrestrial television platform known as Freeview. Therefore, the principal third party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

        Access to Content.    Most of the television content on the Virgin Media TV channels is purchased, mainly from the U.S., and because there is a limited supply of content available and an increasing number of digital channels in the U.K., Virgin Media TV has experienced and may continue to experience an increase in the cost of its imported programming. Exchange rate movements have also resulted in increased programming costs and may continue to do so.

        Seasonality.    Our Content segment incurs increased costs in the fourth quarter of each year due to the need to provide enhanced programming over the important Christmas holiday period. Also, sit-up generally records increased revenues and costs in the fourth quarter due to higher retail sales in the lead up to the Christmas holiday.

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

Impairment of Long-Lived Assets and Indefinite-Lived Assets

        Long-lived assets and certain identifiable intangibles (intangible assets that do not have indefinite lives) to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Financial Accounting Standards Board, or FASB, Statement No. 144, Impairment of Long-Lived Assets, or FAS 144. Indications of impairment are determined by reviewing undiscounted projected future cash flows. If impairment is indicated, the amount of the impairment is the amount by which the carrying value exceeds the fair value of the assets.

        Goodwill arising from business combinations, reorganization value in excess of amounts allocable to identifiable assets and intangible assets with indefinite lives, are subject to annual review for impairment (or more frequently should indications of impairment arise). Impairment of goodwill and reorganization value in excess of amounts allocable to identifiable assets is determined using a two-step approach, initially based on a comparison of the reporting unit's fair value to its carrying value; if the fair value is lower than the carrying value, then the second step compares the asset's fair value (implied fair value for goodwill and reorganization value in excess of amounts allocable to identifiable assets) with its carrying value to measure the amount of the impairment. Impairment of intangible assets with indefinite lives is determined based on a comparison of fair value to carrying value. Any excess of carrying value over fair value is recognized as an impairment loss. We evaluate our Cable reporting unit for impairment on an annual basis as at December 31, while our Mobile, Virgin Media TV and sit-up reporting units are evaluated as at June 30. We incurred impairment charges in 2008 in respect of our Mobile and sit-up reporting units, and we may incur further impairment charges under FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets, or FAS 142, if market values decline and we do not achieve expected cash flows.

        While we utilize a variety of valuation techniques to determine fair value, including market multiples and comparable transactions, estimated fair value is generally measured by discounting estimated future cash flows. All of these techniques are reliant on our long range cash flow forecasts. In estimating cash flows, we use financial assumptions in our internal forecasting model such as projected customer numbers, projected product sales mix and price changes, projected changes in prices we pay for purchases of fixed assets and services as well as projected labor costs. Considerable management judgment is necessary to estimate discounted future cash flows and those estimates include inherent uncertainties, including those relating to the timing and amount of future cash flows and the discount rate used in the calculation. Assumptions used in these cash flow projections are consistent with our internal forecasts. If actual results differ from the assumptions used in the impairment review, we may incur additional impairment charges in the future. Assumptions made about increased competition and a further slowdown in the economy on a longer term basis could impact the valuation to be used in future annual impairment testing.

        The table below illustrates the hypothetical impairment loss related to our reporting units if the fair value of those reporting units had declined from the amount calculated at the time of our latest annual or interim impairment test by the following percentages (in millions):

	Percentage Decline in Fair Value and Related Hypothetical Impairment(1)
	5%	10%	15%	20%
Cable	—	£(182.0)	£(533.0)	£(884.0)
Mobile	—	—	—	£(2.1)
Virgin Media TV	—	—	—	—
sit-up	—	—	—	—

(1)
Hypothetical impairment represents the amount by which the carrying value would exceed the fair value of the reporting unit.

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

Costs Associated with Construction and Installation Activities

        Installation revenues are recognized in accordance with the provisions of FASB Statement No. 51, Financial Reporting by Cable Television Companies, in relation to connection and activation fees for cable television, as well as fixed line telephone and broadband internet services, on the basis that we market and maintain a unified fiber network through which we provide all of these services. Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer's connection.

        The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities. We continuously monitor the appropriateness of our capitalization policy and update the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

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

        In relation to our restructuring activities, we have recorded a liability of £55.0 million as of December 31, 2008 relating to lease exit costs of properties that we have vacated. In calculating the liability, we make a number of estimates and assumptions including the timing of ultimate disposal of the properties, our ability to sublet the properties either in part or as a whole, amounts of sublet rental income achievable including any incentives required to be given in subleases, amounts of lease termination costs, and discount rates.

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

        At each period end, we make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the U.K. and the extent to which this income (or loss) may also be taxed in the U.S., permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to matters such as business acquisitions and disposals and certain financing transactions including intercompany transactions, amongst others, and we accrue a liability when we believe an assessment is more likely than not and the amount is estimable. The impacts of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and as our tax environment changes.

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

Recent Accounting Pronouncements

        In September 2006, FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were adopted by us in the first quarter of 2008 effective January 1, 2008, and did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any of our financial assets or liabilities at fair value as a result of the implementation of FAS 159.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. While we are still addressing the impact of the adoption of FAS 141(R), it is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. While we are still addressing the impact of the adoption of FAS 160, it is not expected to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet adopted the provisions of FAS 161, but we do not expect it to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. We do not expect FAS 162 to have an effect on our consolidated financial statements at this time.

Consolidated Results of Operations

Consolidated Results of Operations for the Years Ended December 31, 2008 and 2007

Revenue

        For the year ended December 31, 2008, revenue decreased by 1.4% to £4,015.9 million from £4,073.7 million for the same period in 2007. This decrease was primarily due to lower revenue in our Cable segment, driven by declining telephony usage and increased discounting due to increased competition, and lower Mobile segment revenue, mainly due to lower prepay revenue as a result of fewer customers. This reduction was partially offset by an increase in revenue in our Content segment. See further discussion of our Cable, Mobile and Content segments below.

Expenses

        Operating costs.    For the year ended December 31, 2008, operating costs, including network expenses, decreased slightly to £1,829.2 million from £1,830.0 million during the same period in 2007. This decrease was primarily attributable to decreased operating costs in our Cable and Mobile segments partially offset by increased operating costs in our Content segment. Lower employee, facilities and other network costs in our Cable segment and reduced commissions and equipment costs in our Mobile segment were partially offset by increased interconnect costs in our Mobile segment and increased programming costs in our Content segment following the launch of our Virgin1 channel in the fourth quarter of 2007.

        Selling, general and administrative expenses.    For the year ended December 31, 2008, selling, general and administrative expenses decreased to £884.3 million from £960.2 million for the same period in 2007. This decrease was primarily attributable to lower employee costs primarily as a result of fewer employees, lower bad debt expense and a reduction in costs in relation to marketing and our rebrand to Virgin Media in 2007. The decrease was partially offset by increased professional charges.

Restructuring and other charges

        For the year ended December 31, 2008, restructuring and other charges decreased to £22.7 million from £28.7 million for the same period in 2007. Restructuring and other charges in the year ended December 31, 2008, related primarily to contract and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges in the year ended December 31, 2007, related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under FAS 146.

        The following table summarizes our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals		Total
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2007	£35.9	£12.6	£41.1	£—	£—	£89.6
Charged to expense	2.3	—	3.4	2.0	14.0	21.7
Revisions	(1.0)	(1.7)	3.7	—	—	1.0
Utilized	(20.7)	(10.9)	(9.7)	—	—	(41.3)

Balance, December 31, 2008	£16.5	£—	£38.5	£2.0	£14.0	£71.0

Depreciation expense

        For the year ended December 31, 2008, depreciation expense decreased to £905.1 million from £924.9 million for the same period in 2007. This decrease was primarily as a result of fixed assets becoming fully depreciated, partially offset by increases in depreciation in respect of new fixed assets, relating particularly to the upgrade and expansion of our networks, and changes in the useful economic lives of certain asset categories with effect from January 1, 2008.

Amortization expense

        For the year ended December 31, 2008, amortization expense decreased to £296.9 million from £313.3 million for the same period in 2007. The decrease in amortization expense related primarily to the final amortization of certain intangible assets, partially offset by the reduction in the remaining useful economic lives of certain intangible assets with effect from January 1, 2008.

Goodwill and intangible asset impairments

        We performed our annual impairment review for our Mobile, Virgin Media TV and sit-up reporting units as at June 30, 2008. As a result of this review we concluded that the fair values of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit's fair value was less than its carrying value. As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our Cable segment and concluded that its fair value exceeded its carrying value.

        The fair value of the Mobile reporting unit was determined through the use of a combination of both market and income valuation approaches to calculate fair value. The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we recorded an impairment charge of £362.2 million in relation to this reporting unit in the year ended December 31, 2008.

        In September 2008, our sit-up reporting unit received notification that one of its two licenses to broadcast over Freeview digital terrestrial television would not be renewed in January 2009. Along with this, the downturn in the economy has had a negative impact on sit-up's business. Management performed a review of the implications of these changes on sit-up's business model and, as a result, an interim goodwill impairment review was performed. This review resulted in an impairment charge being recognized of £14.9 million in relation to intangible assets and £39.9 million in relation to goodwill in the year ended December 31, 2008.

Interest income and other, net

        For the year ended December 31, 2008, interest income and other increased to £27.8 million from £19.5 million for the year ended December 31, 2007, primarily as a result of higher interest income receivable on higher cash balances during the year, together with the non-recurrence in 2008 of losses incurred in 2007 on disposal of fixed assets. In 2007, interest income and other included gains on disposal of investments of £8.1 million, offset by losses on disposal of fixed assets of £18.8 million.

Interest expense

        For the year ended December 31, 2008, interest expense decreased to £493.3 million from £514.2 million for the same period in 2007, mainly as a result of reductions in certain loan obligations following voluntary repayments under our senior credit facility in December 2007 and April 2008, partially offset by interest on the new convertible senior notes issued in April 2008 which funded the repayment of higher cost bank debt.

        We paid cash interest of £515.8 million for the year ended December 31, 2008 and £486.9 million for the year ended December 31, 2007. The increase in cash interest payments resulted from changes in the timing of interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2008, loss on extinguishment of debt was £9.6 million which related to the write off of deferred financing costs as a result of the prepayment of £804.0 million under our senior credit facility during the year. For the year ended December 31, 2007, loss on extinguishment of debt was £3.2 million which related to the write off of deferred financing costs as a result of our partial repayments of £273.6 million under our senior credit facility during the year.

Share of income from equity investments

        For the year ended December 31, 2008, share of income from equity investments was £14.4 million as compared with income of £17.7 million for the same period in 2007. The share of income from equity investments in the years ended December 31, 2008 and 2007 was largely comprised of our proportionate share of the income earned by UKTV, which was partially offset by the losses incurred by Setanta Sports News. See Segmental Results of Operations for the Years ended December 31, 2008 and 2007—Television Channel Joint Ventures.

Gain (loss) from derivative instruments

        The gain from derivative instruments of £283.7 million in the year ended December 31, 2008, mainly related to unrealized gains from the recognition of favorable mark to market changes in U.S. dollar and euro denominated cross-currency interest rate swaps which are not designated as accounting hedges but do economically mitigate the risk of certain exposures denominated in U.S. dollars and euros. The loss from derivative instruments of £2.5 million in the year ended December 31, 2007, primarily related to unrealized losses on cross-currency interest rate swaps not designated as hedges offset by hedge ineffectiveness on certain interest rate swaps. See Derivative Instruments and Hedging Activities.

Foreign currency (losses) gains

        For the year ended December 31, 2008, foreign currency losses were £403.6 million as compared with gains of £5.1 million for the same period in 2007. The foreign currency losses in the year ended December 31, 2008 were largely comprised of net unrealized losses resulting from unfavorable exchange movements totaling £364.0 million on our U.S dollar and euro denominated debt, including a £171.1 million unfavorable exchange rate movement on the principal portion of our U.S. dollar denominated convertible senior notes which is unhedged. The foreign currency transaction gains in the year ended December 31, 2007 were largely comprised of favorable exchange rate movements on our U.S. dollar denominated debt and payables. Our results of operations will continue to be affected by foreign exchange rate fluctuations since £1,714.8 million of our indebtedness is denominated in U.S. dollars and £617.8 million of our indebtedness is denominated in euros.

Income tax benefit (expense)

        For the year ended December 31, 2008, income tax benefit was £6.8 million as compared with an expense of £2.5 million for the same period in 2007. The 2008 tax benefit and 2007 tax expense was comprised of (in millions):

	2008	2007
U.S. state and local income tax	£—	£0.6
Foreign tax	4.7	4.9
Deferred U.S. income tax	(1.1)	(7.6)
Deferred foreign tax	3.4	—
Alternative minimum tax	(0.2)	(0.4)

Total	£6.8	£(2.5)

        In 2008, we received refunds of £1.3 million in respect of pre-acquisition periods of Virgin Mobile. We paid £0.1 million in respect of U.S. state and local taxes. In 2007, we received refunds of £7.9 million in respect of pre-acquisition periods of Virgin Mobile and £0.4 million of U.S. federal income tax relating to pre-acquisition periods of Telewest. We paid £0.6 million of U.S alternative minimum tax in 2007.

Loss from continuing operations

        For the year ended December 31, 2008, loss from continuing operations increased to £913.8 million from a loss of £463.5 million for the same period in 2007 due to the factors discussed above.

Loss from continuing operations per share

        Basic and diluted loss from continuing operations per common share for the year ended December 31, 2008 was £2.79 compared to £1.42 for the year ended December 31, 2007. Basic and diluted loss per share is computed using a weighted average of 328.0 million shares issued and outstanding in the year ended December 31, 2008 and a weighted average of 325.9 million shares issued and outstanding for the same period in 2007. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at December 31, 2008 and 2007 are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

Segmental Results of Operations for the Years Ended December 31, 2008 and 2007

        A description of the products and services, as well as financial data, for each segment can be found in note 18 to the consolidated financial statements of Virgin Media Inc. The reportable segments disclosed in this annual report are based on our management organizational structure as of December 31, 2008. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment operating income before depreciation, amortization, restructuring and other charges and goodwill and intangible asset impairments, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Restructuring and other charges are excluded from Segment OCF as management believes they are not characteristic of our underlying business operations.

Cable Segment

        The summary combined results of operations of our Cable segment for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£3,082.3	£3,128.0
Inter segment revenue	3.2	4.1
Segment OCF	1,199.0	1,162.3
Depreciation, amortization and restructuring and other charges	(1,103.6)	(1,160.1)
Operating income	£95.4	£2.2

  Revenue

        Our Cable segment revenue by customer type for the years ended December 31, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Consumer	£2,456.3	£2,486.2	(1.2)%
Business	626.0	641.8	(2.5)%

Total revenue	£3,082.3	£3,128.0	(1.5)%

        Consumer:    For the year ended December 31, 2008, revenue from residential customers decreased by 1.2% to £2,456.3 million from revenue of £2,486.2 million for the year ended December 31, 2007. This decrease was primarily due to a reduction in telephony usage and higher price discounting to stimulate customer activity and retention in light of competitive factors in the marketplace. In addition, in 2007 we took significant steps to increase alignment of the prices paid by our existing customers with the prices paid by new customers, the full year impact of which has been reflected in 2008. Partially offsetting these decreases have been increases in revenue from selective telephony and television price increases as well as from additional subscribers to our television, broadband and fixed line telephone services.

        Cable ARPU increased slightly to £42.30 for the three months ended December 31, 2008 from £42.24 for the three months ended December 31, 2007. The increase in Cable ARPU was due to selective price increases and successful up-selling and cross-selling to existing customers, partly offset by declining telephony usage and higher price discounting as discussed above. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.40 at December 31, 2008 from 2.29 at December 31, 2007 and by "triple-play" penetration growing to 55.9% at December 31, 2008 from 49.5% at December 31, 2007. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone services.

        Business:    Revenue from our business customers for the years ended December 31, 2008 and 2007 was comprised of (in millions):

	Year ended December 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Retail:
Voice	£190.8	£214.6	(11.1)%
Data	190.9	170.6	11.9%
Other	61.6	67.3	(8.5)%

	443.3	452.5	(2.0)%
Wholesale	182.7	189.3	(3.5)%

Total revenue	£626.0	£641.8	(2.5)%

        For the year ended December 31, 2008, revenue from business customers decreased by 2.5% to £626.0 million from £641.8 million for the year ended December 31, 2007. The decrease was attributable to declines in retail telephony voice revenue, retail other revenue and wholesale revenue, partially offset by growth in retail data revenue. Retail telephony voice revenue decreased mainly as a result of declining telephony usage, as a result of which our strategy has been to replace this declining voice revenue with increasing data revenue. Retail data revenue represented 43.1% of the retail business revenue for the year ended December 31, 2008 compared with 37.7% for the year ended December 31, 2007.

        Other retail revenue in the year ended December 31, 2008 was £61.6 million compared to £67.3 million for the year ended December 31, 2007. The majority of this revenue is from infrastructure projects which are non-recurring in nature. Our largest infrastructure project has been the provision of telecoms network equipment for Heathrow airport's new Terminal 5 which contributed £21.0 million of revenue in the year ended December 31, 2008 compared to £27.9 million in the year ended December 31, 2007. This contract, however, operates at a lower margin and, consequently, it does not have a significant impact on Cable segment OCF.

        Wholesale revenue decreased mainly as a result of fewer customers in a highly competitive market partly offset by £2.5 million of stronger than usual customer equipment sales in the last three months of the year.

  Cable segment OCF

        For the year ended December 31, 2008, Cable segment OCF increased to £1,199.0 million from £1,162.3 million for the year ended December 31, 2007. This increase is partly due to lower selling, general and administrative expenses as a result of a reduction in marketing costs after our rebrand to Virgin Media in 2007 together with lower employee related costs, and lower direct operating costs as a result of lower revenues. Partially offsetting these savings were lower consumer revenue, primarily as a result of higher price discounting and lower telephony usage, together with the decline in revenue from business customers, as described above.

  Summary Cable Statistics

        Selected statistics for residential cable customers of Virgin Media, excluding customers off our network and Virgin Mobile customers, for the three months ended December 31, 2008 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended December 31, 2008 was an increase of 14,800 customers being the net of gross additions and disconnections (net additions). The reduction in net additions compared with the three months ended December 31, 2007 was primarily the result of fewer gross additions which we believe may be due in part to the softer macroeconomic environment. Customer churn fell during recent periods, particularly in the three months ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 during which our average monthly churn was 1.2%, 1.3%, 1.5% and 1.2%, respectively. These rates compare with the three months ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, during which our average monthly churn was 1.6%, 1.8%, 1.7% and 1.4%, respectively. The total number of Cable RGUs grew to 11,403,000 at December 31, 2008 from 10,923,400 at December 31, 2007, representing an increase in net RGUs of 479,600.

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Opening customers	4,740,400	4,741,200	4,779,600	4,774,700	4,750,300
Customer additions	192,600	214,600	167,900	181,400	225,100
Customer disconnects	(177,800)	(206,300)	(187,400)	(176,500)	(200,700)

Net customer movement	14,800	8,300	(19,500)	4,900	24,400
Data cleanse(1)	—	(9,100)	(18,900)	—	—

Closing customers	4,755,200	4,740,400	4,741,200	4,779,600	4,774,700
Cable churn(2)	1.2%	1.5%	1.3%	1.2%	1.4%
Cable Revenue Generating Units(1)(3):
Television	3,621,000	3,576,500	3,538,800	3,514,900	3,478,100
DTV (included in Television)	3,469,000	3,407,900	3,353,500	3,311,400	3,253,500
Telephone	4,099,200	4,078,600	4,063,500	4,060,400	4,031,400
Broadband	3,682,800	3,625,700	3,563,400	3,502,300	3,413,900
Total Cable Revenue Generating Units	11,403,000	11,280,800	11,165,700	11,077,600	10,923,400
Cable RGU/Customer	2.40x	2.38x	2.36x	2.32x	2.29x
Triple-play penetration	55.9%	54.7%	53.1%	51.3%	49.5%
Cable Average Revenue Per User(4)	£42.30	£41.94	£41.63	£41.91	£42.24
Cable ARPU calculation:
On-net Cable revenues (millions)	£602.9	£595.3	£594.8	£601.0	£604.7
Average customers	4,751,000	4,731,800	4,762,900	4,780,200	4,771,700

(1)
Data cleanse activity with respect to August and September 2008 resulted in a decrease in reported customer numbers of 9,100 and a decrease in reported RGUs of 6,800, comprised of decreases of approximately 6,400 Broadband, 300 Telephone and 100 Television RGUs. Data cleanse activity reported with respect to the second quarter of 2008 resulted in a decrease in reported customer numbers of 18,900 and an increase in reported RGUs of 5,300, comprised of an increase of approximately 6,500 Broadband RGUs and decreases of approximately 300 Telephone and 900 Television RGUs. These second quarter figures included a 4,600 decrease in reported customer numbers and a 9,200 decrease in reported RGUs relating to data cleanse activity in July 2008.

(2)
Customer churn is calculated by taking the total disconnects during the month (excluding any data cleanse activity) and dividing them by the average number of customers during the month. Average monthly churn during a quarter is the average of the three monthly churn calculations within the quarter.

(3)
Each telephone, television and broadband internet subscriber directly connected to our network counts as one RGU. Accordingly, a subscriber who receives both telephone and television service counts as two RGUs. RGUs may include subscribers receiving some services for free or at a reduced rate in connection with promotional offers.

(4)
The monthly cable average revenue per user, or Cable ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the purpose of calculating Cable ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

        During November 2008, we rebranded our telephone and broadband products for our residential customers that are not connected directly through our cable network to Virgin Media National. Selected statistics for Virgin Media National products are set forth in the table below.

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Opening RGUs:
Telephone	104,900	107,300	102,400	103,900	90,500
Broadband	260,100	272,700	279,500	287,300	282,300

	365,000	380,000	381,900	391,200	372,800
Net RGU additions (disconnections):
Telephone	600	(2,400)	4,900	(1,500)	13,400
Broadband	(8,100)	(12,600)	(6,800)	(7,800)	5,000

	(7,500)	(15,000)	(1,900)	(9,300)	18,400
Closing RGUs:
Telephone	105,500	104,900	107,300	102,400	103,900
Broadband	252,000	260,100	272,700	279,500	287,300

	357,500	365,000	380,000	381,900	391,200

        Total RGUs for Virgin Media National products declined by 33,700 during the year ended December 31, 2008. This decline in RGUs is partially due to the migration of the billing systems supporting these customers which has delayed the introduction of new offerings until the latter end of the year.

Mobile Segment

        The summary combined results of operations of our Mobile segment for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£570.0	£597.6
Segment OCF	105.7	108.7
Depreciation, amortization and restructuring and other charges	(102.2)	(87.4)
Goodwill impairment	(362.2)	—
Operating (loss) income	£(358.7)	£21.3

  Revenue

        Our Mobile segment revenue was comprised of (in millions):

	Year ended December 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Service	£548.3	£567.6	(3.4)%
Equipment(1)	21.7	30.0	(27.7)%

Total revenue	£570.0	£597.6	(4.6)%

    (1)
    Equipment revenue is stated net of discounts earned through service usage.

        For the year ended December 31, 2008, Mobile segment revenue decreased to £570.0 million from £597.6 million for the same period in 2007. The decrease in service revenue was primarily attributable to lower prepay revenue as a result of a decline in the number of prepay subscribers of 652,200 during 2008, partially offset by increased contract revenue driven mainly by an increase in the number of contract subscribers of 273,100 in the year. The decrease in equipment revenue was mainly due to a reduction in the average price of handsets during the year, partially offset by increased volume of handset sales.

        Mobile ARPU increased slightly to £10.75 for the three months ended December 31, 2008 from £10.69 for the three months ended December 31, 2007. The increase was primarily due to the increased proportion of our higher value contract customers, relative to the total number of mobile customers, which rose to 15.8% at December 31, 2008 from 8.4% at December 31, 2007, partially offset by lower prepay usage in the three months ended December 31, 2008.

  Mobile segment OCF

        For the year ended December 31, 2008, Mobile segment OCF was £105.7 million compared with £108.7 million for the same period in 2007, primarily due to lower revenues as described above and increased interconnect costs, partially offset by lower subscriber acquisition costs and employee related costs.

        During the year ended December 31, 2008, we agreed new terms with our mobile network provider which reduced the wholesale rates we pay for voice and data traffic, retroactive to January 1, 2008 for voice and to April 1, 2008 for data. We also agreed new data pricing rates which allowed us to launch a complementary mobile broadband proposition and to price more competitively in the growing mobile data usage market which should be more attractive for higher value customers. We also committed to purchasing our current core voice, text and handset data and mobile broadband data card services exclusively from our mobile network provider for a three year period commencing April 1, 2008.

  Summary Mobile Statistics

        Selected statistics for Virgin Mobile are set forth in the table below. Between December 31, 2008 and December 31, 2007, the number of mobile customers decreased by a net 379,100 customers. Contract customer net gains of 273,100 were offset by net losses of 652,200 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our

Cable segment products. The decline in prepay customers reflects increased competition in the prepay market and our strategy not to focus on the lower value end of the prepay market.

	Three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Contract mobile customers(1):
Opening contract mobile customers	578,600	491,600	435,700	376,300	328,800
Net contract mobile customer additions	70,800	78,300	55,900	59,400	47,500
Data cleanse(2)	—	8,700	—	—	—

	70,800	87,000	55,900	59,400	47,500

Closing contract mobile customers	649,400	578,600	491,600	435,700	376,300
Prepay mobile customers(1):
Opening prepay mobile customers	3,686,900	3,797,400	3,987,500	4,115,100	4,102,100
Net prepay mobile customer additions (disconnections)	(224,000)	(117,300)	(190,100)	(97,900)	13,000
Data cleanse(2)	—	6,800	—	(29,700)	—

	(224,000)	(110,500)	(190,100)	(127,600)	13,000

Closing prepay mobile customers	3,462,900	3,686,900	3,797,400	3,987,500	4,115,100
Total closing mobile customers	4,112,300	4,265,500	4,289,000	4,423,200	4,491,400
Mobile average revenue per user(3)	£10.75	£10.93	£10.65	£10.06	£10.69
Mobile ARPU calculation:
Mobile service revenue (millions)	£134.6	£139.9	£139.3	£134.5	£142.0
Average mobile customers	4,173,500	4,267,400	4,359,600	4,457,800	4,429,200

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 90 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected.

(2)
Data cleanse activity with respect to the three months ended September 30, 2008 resulted in an increase in contract and prepay mobile customer numbers as disclosed above. Data cleanse activity with respect to the three months ended March 31, 2008 resulted in a decrease in prepay mobile customers as disclosed above. Previously this data cleanse was shown within net prepay mobile customer additions (disconnects).

(3)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers (contract and prepay) for the period, divided by three. For the purpose of calculating Mobile ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported. This has the effect of revising the ARPU previously reported for the three months ended March 31, 2008 from £10.04 to £10.06 and the average number of customers previously reported from 4,465,200 to 4,457,800.

Content Segment

        The summary combined results of operations of our Content segment for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year ended December 31,
	2008	2007
Revenue	£363.6	£348.1
Inter segment revenue	25.7	24.4
Segment OCF	(2.3)	12.5
Depreciation, amortization and restructuring and other charges	(18.9)	(19.4)
Goodwill and intangible asset impairments	(54.8)	—
Operating loss	£(76.0)	£(6.9)

  Revenue

        Our Content segment revenue for the years ended December 31, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2008	2007	Increase/ (Decrease)
Revenue:
Virgin Media TV	£121.8	£109.5	11.2%
sit-up	241.8	238.6	1.3%

Total revenue	£363.6	£348.1	4.5%

        For the year ended December 31, 2008, Content segment revenue increased by 4.5% to £363.6 million from £348.1 million for the year ended December 31, 2007. This increase was primarily due to increased advertising revenue from Virgin Media TV and increased sit-up revenue. Virgin Media TV revenue increased over the year ended December 31, 2007 due mainly to advertising revenue growth, partially offset by the loss of revenue from our program rights licensing business which was disposed of in July 2007. sit-up revenue increased marginally from the year ended December 31, 2007 as a result of increased retail revenue from our television channels in the first six months of 2008, partially offset by decreased retail revenue in the six months ended December 31, 2008, which we believe was mainly due to the current downturn in retail consumer spending. On January 6, 2009, sit-up ceased broadcasting on one of its two Freeview channels following its unsuccessful bid in the auction process for the renewal of its license. As a result of the loss of this sales channel and the deterioration in the outlook for the business, management is reviewing the implications on the business model and considering the appropriate course of action to address these matters.

        On November 4, 2008, we signed a new carriage agreement with BSkyB for continued carriage of our Virgin Media TV channels on its satellite platform, effective from November 13, 2008. The new agreement provides for an increase in the annual carriage fee from £6.0 million to £30.0 million, plus a capped performance-based adjustment (allowing for maximum additional payment of up to £6.0 million and £8.0 million in years one and two, respectively, and up to £7.9 million in the final seven months of the term). The new carriage agreement expires in June 2011.

  Content segment OCF

        For the year ended December 31, 2008, Content segment OCF decreased to a loss of £2.3 million from £12.5 million income for the same period in 2007. This decrease is mainly due to an increase in programming costs, particularly in respect of Virgin1, together with the non recurrence in 2008 of gains totaling £13.0 million relating to the favorable settlement of certain long standing contractual issues in 2007.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £18.7 million in both the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, our investment in UKTV was carried on the balance sheet at £353.5 million, which includes outstanding loans totaling £137.7 million.

        UKTV receives financing through loans from Virgin Media, which totaled £137.7 million at December 31, 2008. These loans effectively act as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital repayments of £8.6 million for the year ended December 31, 2008. We received dividends, interest payments and payments for consortium tax relief from UKTV totaling £38.1 million during 2008.

        Additionally, we recorded a loss of £4.3 million and £1.0 million in the years ended December 31, 2008 and 2007, respectively, from our investment in our joint venture with Setanta Sports News.

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

Restructuring and other charges

        Restructuring and other charges of £28.7 million in the year ended December 31, 2007 and £67.0 million in the year ended December 31, 2006 related primarily to employee termination costs and lease exit costs in connection with our programs initiated in respect of the reverse acquisition of Telewest.

        The following tables summarize our historical restructuring accruals and the restructuring accruals resulting from our acquisitions made during 2006 (in millions):

	Historical Restructuring Accruals	Acquisition Restructuring Accruals		Total
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs
Balance, December 31, 2006	£43.4	£18.7	£64.7	£126.8
Amendments offset against goodwill	—	—	(11.3)	(11.3)
Charged to expense	3.6	27.9	5.5	37.0
Revisions	(0.1)	—	(8.2)	(8.3)
Utilized	(11.0)	(34.0)	(9.6)	(54.6)

Balance, December 31, 2007	£35.9	£12.6	£41.1	£89.6

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

Interest expense

        For the year ended December 31, 2007, interest expense increased to £514.2 million from £457.4 million for the year ended December 31, 2006, primarily due to the additional borrowings resulting from the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

        We paid cash interest of £486.9 million for the year ended December 31, 2007 and £327.1 million for the year ended December 31, 2006. The increase in cash interest payments resulted from the additional borrowings following the reverse acquisition of Telewest and the acquisition of Virgin Mobile, and changes in the timing of interest payments.

Loss on extinguishment of debt

        For the year ended December 31, 2007, loss on extinguishment of debt was £3.2 million which related to the write off of deferred financing costs as a result of our partial repayments under our senior credit facility. For the year ended December 31, 2006, loss on extinguishment of debt was £32.8 million which related primarily to the write off of deferred financing costs on our previous senior credit facility that was repaid upon completion of the refinancing of the reverse acquisition of Telewest.

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

(Loss) gain from derivative instruments

        The loss from derivative instruments of £2.5 million in the year ended December 31, 2007, primarily related to unrealized losses on cross-currency interest rate swaps not designated as hedges partially offset by hedge ineffectiveness on certain interest rate swaps. The gain from derivative instruments of £1.3 million in the year ended December 31, 2006 related primarily to favorable mark to market movements in the fair value of derivative instruments not designated as hedges.

Foreign currency gains (losses)

        For the year ended December 31, 2007, foreign currency gains were £5.1 million as compared with losses of £90.1 million for the same period in 2006. The foreign currency gains in the year ended December 31, 2007 were largely comprised of favorable exchange rate movements in our U.S. dollar denominated debt and payables. The foreign currency losses in the year ended December 31, 2006 were largely comprised of foreign exchange losses of £70.8 million on U.S. dollar forward purchase contracts that were entered into to economically mitigate the foreign currency risk relating to the repayment of our U.S. dollar denominated bridge facility. The repayment of $3.1 billion of this facility on June 19, 2006 resulted in an offsetting gain during the period of £120.7 million that was recorded as a component of equity.

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

Segmental Results of Operations for the Years Ended December 31, 2007 and 2006

        A description of the products and services, as well as financial data, for each segment can be found in note 18 to Virgin Media's consolidated financial statements. The segment results for the year ended December 31, 2007 included in our consolidated financial statements are reported on an actual basis and include the results of Telewest and Virgin Mobile for the full year. The segment results for the year ended December 31, 2006 included in our consolidated financial statements are reported on an actual basis and include the results of Telewest from March 3, 2006 and the results of Virgin Mobile from July 4, 2006.

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

Cable Segment

        The summary combined results of operations of our Cable segment for the years ended December 31, 2007 and 2006 were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)
Revenue	£3,128.0	£3,225.4
Inter segment revenue	4.1	3.0
Segment OCF	1,162.3	1,145.2
Depreciation, amortization and restructuring and other charges	(1,160.1)	(1,134.9)
Operating income	£2.2	£10.3

  Revenue

        Our Cable segment revenue by customer type for the years ended December 31, 2007 and 2006 was as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Revenue:
Consumer	£2,486.2	£2,568.6	(3.2)%
Business	641.8	656.8	(2.3)%

Total revenue	£3,128.0	£3,225.4	(3.0)%

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

        Cable ARPU decreased to £42.24 for the three months ended December 31, 2007 from £42.82 for the three months ended December 31, 2006. The decrease in Cable ARPU was due to reduced telephony usage and higher price discounting as discussed above. The decline has been mitigated by our focus on acquiring new bundled customers and cross-selling and up-selling to existing customers. Our focus on acquiring new bundled customers and on cross-selling to existing customers is shown by Cable Revenue Generating Units, or Cable RGUs, per customer increasing to 2.29 at December 31,

2007 from 2.17 at December 31, 2006 and by "triple-play" penetration growing to 49.5% at December 31, 2007 from 40.6% at December 31, 2006. A triple-play customer is a customer who subscribes to all three of our television, broadband and fixed line telephone services.

        Business:    Revenues from our business customers for the years ended December 31, 2007 and 2006 was comprised of (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Revenue:
Retail:
Voice	£214.6	£233.7	(8.2)%
Data	170.6	156.9	8.7%
Other	67.3	55.8	20.6%

	452.5	446.4	1.4%
Wholesale:	189.3	210.4	(10.0)%

Total revenue	£641.8	£656.8	(2.3)%

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

  Summary Cable Statistics

        Selected statistics for residential cable customers of Virgin Media, excluding customers off our network and Virgin Mobile customers, for the three months ended December 31, 2007 as well as the four prior quarters, are set forth in the table below. The total number of cable customers directly connected to our network fell by 117,200 during the six months ended June 30, 2007, partly as a result of the increase in competition in the marketplace together with the removal of BSkyB's basic channels from our platform, and increased during the second half of the year by 37,400 reflecting our focus on reducing customer churn during this period, particularly in the fourth quarter during which our average monthly churn fell to 1.4%. The total number of Cable RGUs grew to 10,923,400 at December 31,

2007 from 10,526,400 at December 31, 2006, representing an increase in net RGUs of 397,000, of which 206,200 were added in the fourth quarter of 2007.

	For the three months ended
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

        Selected statistics for our residential customers that are not connected directly through our cable network are set forth in the table below.

	For three months ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Opening RGUs:
Telephone	90,500	75,500	65,100	44,500	43,400
Broadband	282,300	275,200	270,500	260,800	242,800

	372,800	350,700	335,600	305,300	286,200
Net RGU additions:
Telephone	13,400	15,000	10,400	20,600	1,100
Broadband	5,000	7,100	4,700	9,700	18,000

	18,400	22,100	15,100	30,300	19,100
Closing RGUs:
Telephone	103,900	90,500	75,500	65,100	44,500
Broadband	287,300	282,300	275,200	270,500	260,800

	391,200	372,800	350,700	335,600	305,300

Mobile Segment

        Virgin Mobile was acquired on July 4, 2006, and its results of operations have been consolidated from that date. The summary combined results of operations of our Mobile segment were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (From Acquisition)
Revenue	£597.6	£292.1
Segment OCF	108.7	30.2
Depreciation, amortization and restructuring and other charges	(87.4)	(41.7)
Operating income (loss)	£21.3	£(11.5)

  Revenue

        Our Mobile segment revenue was comprised of (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (From Acquisition)	Increase/ (Decrease)
Revenue:
Service	£567.6	£274.3	106.9%
Equipment(1)	30.0	17.8	68.5%

Total revenue	£597.6	£292.1	104.6%

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

	For the three months ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Contract mobile customers(1):
Opening contract mobile customers	328,800	299,100	246,300	192,100	120,800
Net contract mobile customer additions	47,500	29,700	52,800	54,200	71,300
Closing contract mobile customers	376,300	328,800	299,100	246,300	192,100
Prepay mobile customers(1):
Opening prepay mobile customers	4,102,100	4,115,900	4,215,200	4,330,700	4,390,900
Net prepay mobile customer additions (disconnections)	13,000	(13,800)	(99,300)	(115,500)	(60,200)
Closing prepay mobile customers	4,115,100	4,102,100	4,115,900	4,215,200	4,330,700
Total closing mobile customers	4,491,400	4,430,900	4,415,000	4,461,500	4,522,800
Mobile average revenue per user(2)	£10.69	£11.11	£10.70	£10.07	£10.59
Mobile ARPU calculation:
Mobile service revenue (millions)	£142.0	£147.3	£142.3	£136.0	£141.8
Average mobile customers	4,429,200	4,417,900	4,434,700	4,499,300	4,465,400

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

Content Segment

        The summary combined results of operations of our Content segment for the year ended December 31, 2007 and 2006 were as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)
Revenue	£348.1	£362.1
Inter segment revenue	24.4	22.7
Segment OCF	12.5	25.7
Depreciation, amortization and restructuring and other charges	(19.4)	(18.5)
Operating (loss) income	£(6.9)	£7.2

  Revenue

        Our Content segment revenue for the years ended December 31, 2007 and 2006 was as follows (in millions):

	Year ended December 31,
	2007 (Actual)	2006 (Pro Forma)	Increase/ (Decrease)
Revenue:
Virgin Media TV	£109.5	£135.6	(19.2)%
sit-up	238.6	226.5	5.3%

Total revenue	£348.1	£362.1	(3.9)%

        For the year ended December 31, 2007, Content segment revenue decreased by 3.9% to £348.1 million from £362.1 million on a pro forma basis for the year ended December 31, 2006. This decrease was driven largely by reduced subscription revenue in Virgin Media TV mainly as a result of a new satellite television carriage contract entered into at the end of 2006 which has lower pricing, partially offset by increased advertising revenues together with increased retail revenue from our sit-up channels.

  Content segment OCF

        For the year ended December 31, 2007, Content segment OCF decreased by 51.4% to £12.5 million from £25.7 million on a pro forma basis for the year ended December 31, 2006. The decrease in Content segment OCF was mainly due to the reduction in subscription revenue referred to above and increased programming costs, partially offset by gains arising on the settlement of certain long standing contractual issues totaling £13.0 million.

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

Consolidated Statement of Cash Flows

Years Ended December 31, 2008 and 2007

        For the year ended December 31, 2008, cash provided by operating activities increased to £755.6 million from £716.0 million for the year ended December 31, 2007. This increase was primarily attributable to an improvement in working capital, partially offset by an increase in cash paid for interest. For the year ended December 31, 2008, cash paid for interest, exclusive of amounts capitalized, increased to £515.8 million from £486.9 million during the same period in 2007. This increase resulted from changes in the timing of interest payments under our senior credit facility.

        For the year ended December 31, 2008, cash used in investing activities was £470.5 million compared with cash used in investing activities of £509.8 million for the year ended December 31, 2007. The cash used in investing activities in the years ended December 31, 2008 and 2007 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets decreased to £479.7 million for the year ended December 31, 2008 from £536.2 million for the same period in 2007 reflecting a higher utilization of finance leases.

        Cash used in financing activities for the year ended December 31, 2008 was £427.3 million compared with cash used in financing activities of £302.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, the principal uses of cash were the partial repayments under our senior credit facility and capital lease payments, totaling £846.3 million, and the principal components of cash provided by financing activities were new borrowings from the issuance of our convertible senior notes, net of financing fees, of £447.7 million. For the year ended December 31, 2007, the principal uses of cash were the partial repayments of our senior credit facility and capital lease payments, totaling £1,170.8 million, and the principal components of cash provided by financing activities were new borrowings under our senior credit facility, net of financing fees, of £874.5 million. See further discussion under Liquidity and Capital Resources—Senior Credit Facility.

Years Ended December 31, 2007 and 2006

        For the year ended December 31, 2007, cash provided by operating activities decreased to £716.0 million from £786.1 million for the year ended December 31, 2006. This decrease was primarily attributable to an increase in cash paid for interest. For the year ended December 31, 2007, cash paid for interest, exclusive of amounts capitalized, increased to £486.9 million from £327.1 million during the same period in 2006. This increase resulted from the higher levels of borrowings and repayment of existing facilities following the reverse acquisition of Telewest and the acquisition of Virgin Mobile.

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

        Cash used in financing activities for the year ended December 31, 2007 was £302.5 million compared with cash provided by financing activities of £1,865.2 million for the year ended December 31, 2006. For the year ended December 31, 2007, the principal uses of cash were the partial repayments of our senior credit facility and capital lease payments, totaling £1,170.8 million, and the principal components of cash provided by financing activities were new borrowings under our senior credit facility, net of financing fees, of £874.5 million. For the year ended December 31, 2006, the principal components of cash provided by financing activities were the new £5.3 billion senior credit facility and the $550 million senior notes due 2016, and the principal uses of cash were the repayment of our previous senior credit and bridge facilities utilizing the new borrowings and cash provided by operations. See further discussion under Liquidity and Capital Resources—Senior Credit Facility.

Liquidity and Capital Resources

        As of December 31, 2008, we had £6,308.2 million of debt outstanding, compared to £6,198.3 million as of September 30, 2008 and £5,958.5 million as of December 31, 2007, and £181.6 million of cash and cash equivalents, compared to £521.4 million as of September 30, 2008 and £321.4 million as of December 31, 2007. The increase in debt since the previous year is primarily attributable to a £590.0 million unfavorable exchange rate movement on our debt denominated in currencies other than the pound sterling together with a greater use of finance leases. This was partially offset by a £300.0 million voluntary prepayment of our senior credit facility in December 2008 from existing cash balances.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. We also have significant principal payments under our senior credit facility due in 2010-2012, as described below. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through December 31, 2009. However, our cash requirements after December 31, 2009 may exceed these sources of cash.

        Significant principal payments under our senior credit facility are due in 2010 and 2011. However, in November 2008, we amended the terms of our senior credit facility to defer a significant portion of these payments to 2012. The deferral is conditional on us prepaying a further £187.0 million under our senior credit facility prior to August 2009. We believe that we should be able to meet this prepayment condition using cash flow from operations and, if required, from amounts undrawn on our revolving credit facility. Assuming the prepayment condition is satisfied, we expect to be able to address the remaining scheduled principal payments in 2010 and 2011 through cash flow from operations. However, if we were unable to meet the prepayment condition or service these obligations through cash flow from operations, then we would need to secure additional funding such as raising additional debt or equity, refinancing our existing facility, selling assets or using other means. We may not be able to obtain financing or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        Once the payment condition is satisfied, we will have significant principal payments due in 2012 under our senior credit facility that we can address only by a comprehensive refinancing of our senior debt and possibly other debt instruments. Our ability to implement such a refinancing successfully is significantly dependent on material improvements in the debt markets.

        Our long term debt was issued by Virgin Media Inc. and certain of its subsidiaries that have no independent operations or significant assets other than investments in their respective subsidiaries. As a result, they will depend upon the receipt of sufficient funds from their respective subsidiaries to meet their obligations. In addition, the terms of our existing and future indebtedness and the laws of the jurisdictions under which our subsidiaries are organized limit the payment of dividends, loan repayments and other distributions from them under many circumstances.

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

Senior Credit Facility

        During 2006, we entered into a senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility. In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year Tranche B6 term loan facility and used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities.

        In November 2008, we further amended the senior credit facility to, among other things:

            (i)  subject to the repayment condition described below, defer the remaining principal payments due to consenting lenders under the existing Tranche A and Tranche A1 term loan facilities to June 2012, through the transfer of those lenders' participations to new Tranche A2 and Tranche A3 (corresponding to Tranche A and Tranche A1, respectively). While the existing A tranches mature in March 2011, with amortization payments due in 2010 and 2011, the new A tranches will mature in June 2012 and will have no amortization payments prior to final maturity. In total, lenders holding 70.3% of the existing A tranches (£1,459.7 million) transferred their participations into the new A tranches;

           (ii)  subject to the repayment condition described below, extend the maturity of the existing revolving facility in respect of consenting lenders from March 2011 to June 2012, through the transfer of those lenders' participations to a new revolving facility. In total, lenders holding 72.3% of the existing revolving facility transferred their participations into the new revolving facility;

          (iii)  suspend the right of consenting lenders under the B tranches to receive a pro rata share of voluntary and mandatory prepayments until the outstanding amounts under all A tranches and the existing Tranches B1 to B6 are repaid in full, through the transfer of those lenders' participations to new Tranches B7 to B12 (corresponding to Tranches B1 to B6, respectively) which do not have the right to pro rata prepayments. In total, lenders holding 81.6% of the existing B tranches (£1,615.9 million) transferred their participations into the new B tranches;

          (iv)  provide flexibility to add tranches to the senior credit facility that will have a maturity no earlier than September 2012, with no scheduled amortization payments prior to that date, to be used solely to repay debt under the senior credit facility; and

           (v)  subject to the repayment condition described below, reset certain financial covenant ratios.

        Lenders who did not individually consent to transfer their participations to the new A tranches, B tranches and revolving facility remained in the existing A tranches, B tranches and revolving facility.

The changes to the repayment schedule under the new A tranches and new revolving facility and the reset of the financial covenant ratios (amendments (i), (ii) and (v) above) will only become effective after we have repaid £487.0 million of the amounts outstanding under the A tranches and the B1-B6 tranches. We have repaid £300.0 million of this amount and have until August 10, 2009 (assuming we exercise the extension option at a cost of £1.5 million) to satisfy this repayment condition in respect of the remaining £187.0 million. We anticipate using cash generated from operations and cash on our balance sheet, which may be supplemented by amounts undrawn on our revolving credit facility, proceeds from debt offerings, or other sources, to pay the outstanding amount. Although we had £181.6 million of cash on our balance sheet as at December 31, 2008, if we do not generate additional cash from operations or raise cash through other means, we may not be able to satisfy this prepayment condition. If we fail to meet the prepayment condition, the current financial covenant ratios and debt amortization schedule under our senior credit facility will remain unchanged, with significant repayments due in 2010 and 2011. Even if we do satisfy the prepayment condition, certain amortization payments remain due in 2010 and 2011, as described below.

        Additionally, we have paid fees of £49.2 million in 2008 in connection with the amendment and will pay additional fees of up to £13.0 million upon satisfaction of the repayment condition.

Principal Amortization

        The principal payments on our senior credit facility at December 31, 2008, and after giving effect to the amendment (assuming the repayment condition has been satisfied by repayment of 20% of the A tranches and the B1-B6 tranches) will be scheduled as follows (in millions):

Date	Amount Pre-Amendment	Amount after giving effect to the Amendment
March 31, 2010	£274.2	£32.7
September 30, 2010	579.5	171.6
March 3, 2011	966.1	288.4
June 3, 2012	—	1,167.3
September 3, 2012	2,069.6	2,042.4
March 3, 2013	300.0	300.0

        If we prepay any amounts due in 2010 and 2011 prior to their scheduled repayment, whether voluntarily or because the terms of our senior credit facility require us to make a prepayment, we will have to make simultaneous prepayments in respect of certain other tranches of the senior credit facility. For example, assuming that the repayment condition has been satisfied and we subsequently choose to prepay £100 million of the amounts due in 2010, we would be required to make a simultaneous prepayment of £295 million in respect of outstandings otherwise payable in 2012.

Interest Margins

        The annual rate of interest payable under our senior credit facility is the sum of (i) the London Intrabank Offer Rate (LIBOR), US LIBOR or European Intrabank Offer Rate (EURIBOR), as applicable, plus (ii) the applicable interest margin and the applicable cost of complying with any reserve requirement.

        The applicable interest margin for Tranche A, Tranche A1 and the existing revolving facility (and, prior to our satisfaction of the repayment condition, Tranche A2, Tranche A3 and the new revolving facility) depends upon the net leverage ratio then in effect as set forth below:

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

        After our satisfaction of the repayment condition, the applicable interest margin for Tranche A2, Tranche A3 and the new revolving facility will depend upon the net leverage ratio then in effect as set forth below:

Leverage Ratio	Margin
Less than 3.00:1	2.625%
Greater than or equal to 3.00:1 but less than 3.40:1	2.750%
Greater than or equal to 3.40:1 but less than 3.80:1	2.875%
Greater than or equal to 3.80:1 but less than 4.20:1	3.000%
Greater than or equal to 4.20:1	3.125%

        The applicable interest margins for Tranches B1–B12 and Tranche C are as follows:

Facility	Margin
B1	2.125%
B2	2.125%
B3	2.000%
B4	2.000%
B5	2.125%
B6	2.125%
B7	3.625%
B8	3.625%
B9	3.500%
B10	3.500%
B11	3.625%
B12	3.625%
C	2.750%

Security

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

        On April 13, 2004, Virgin Media Finance PLC issued U.S. dollar denominated 8.75% senior notes due 2014 with a principal amount outstanding of $425 million, sterling denominated 9.75% senior notes due 2014 with a principal amount outstanding of £375 million, and euro denominated 8.75% senior notes due with a principal amount outstanding of €225 million. Interest is payable on April 15 and October 15 of each year. The senior notes due 2014 mature on April 15, 2014 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain of the intermediate holding companies in the group.

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

        The initial conversion rate of the convertible senior notes represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as "make whole" fundamental changes, the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

        Holders may also require us to repurchase the convertible senior notes for cash in the event of a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting (including involuntary delisting for failure to continue to comply with the NASDAQ listing criteria), for a purchase price equal to 100% of the principal amount, plus accrued but unpaid interest to the purchase date.

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

        We are also subject to financial maintenance covenants under our senior credit facility. These covenants require us to meet certain financial targets on a quarterly basis and the required levels increase over time. As a result, we will need to continue to improve our operating performance over the next several years to meet these levels. Failure to meet these covenant levels would result in a default under our senior credit facility.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Positive
Fitch	BB–	Stable

Cash Dividends

        We commenced the payment of regular quarterly dividends in June 2006. During the years ended December 31, 2008, 2007 and 2006, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9

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

Off-Balance Sheet Arrangements

        As part of our ongoing business we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities frequently referred to as special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we were not involved with any material unconsolidated SPEs.

Contractual Obligations and Commercial Commitments

        The following table includes aggregate information about our contractual obligations as of December 31, 2008, and the periods in which payments are due (in millions).

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long Term Debt Obligations	£6,133.6	£2.9	£1,820.3	£2,370.1	£1,940.3
Capital Lease Obligations	264.8	48.8	96.2	35.6	84.2
Operating Lease Obligations	321.0	46.8	85.3	75.1	113.8
Purchase Obligations	678.0	366.8	193.6	65.6	52.0
Interest Obligations	1,742.8	443.4	604.9	465.5	229.0

Total	£9,140.2	£908.7	£2,800.3	£3,011.9	£2,419.3

Early Termination Charges		£26.3	£16.0	£2.8	£—

        Early termination charges are amounts that would be payable in the above periods in the event of early termination during that period of certain of the contracts underlying the purchase obligations listed above.

        The following table includes information about our commercial commitments as of December 31, 2008. Commercial commitments are items that we could be obligated to pay in the future. They are not required to be included in the consolidated balance sheet (in millions).

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Guarantees	£26.3	£12.4	£5.5	£—	£8.4
Lines of Credit	—	—	—	—	—
Standby Letters of Credit	6.6	5.1	—	—	1.5
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—

Total Commercial Commitments	£32.9	£17.5	£5.5	£—	£9.9

        Guarantees relate to performance bonds provided by banks on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value of each bond.

Derivative Instruments and Hedging Activities

        We have a number of derivative instruments with a number of counterparties to manage our exposures to changes in interest rates and foreign currency exchange rates. We account for certain of these instruments as accounting hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, when the appropriate eligibility criteria has been satisfied, and to the extent that they are effective. Ineffectiveness in our accounting hedges, and instruments that we have not elected for hedge accounting, are recognized through the consolidated statement of operations immediately. Effective cash flow accounting hedges are recognized as either assets or liabilities and measured at fair value with changes in the fair value recorded within other comprehensive income (loss). The derivative instruments consist of interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts.

        We are subject to interest rate risk because we have substantial indebtedness at variable interest rates. As of December 31, 2008, interest is determined on a variable basis on £4,004.4 million, or 67.3%, of our indebtedness. An increase in interest rates of 0.25% would increase our gross interest expense by £10.1 million per year, before giving effect to interest rate swaps.

        We are also subject to currency exchange rate risks because substantially all of our revenues, operating costs and selling, general and administrative expenses are paid in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our indebtedness in U.S. dollars and euros. To the extent that the pound sterling declines in value against the U.S. dollar and the euro, the effective cost of servicing our U.S. dollar and euro denominated debt will be higher. Changes in the exchange rate result in foreign currency gains or losses. As of December 31, 2008, £1,714.8 million, or 27% of our indebtedness, was denominated in U.S. dollars and £617.8 million, or 10% of our indebtedness, was denominated in euros. We also purchase goods and services in U.S. dollars and euros.

Interest Rate Swaps

        We have entered into a number of interest rate swaps to mitigate the risk relating to the variability in future interest payments on our senior credit facility, which accrues interest at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on LIBOR in exchange for payments of interest at fixed rates between 4.81% and 5.38%.

        We have designated some of the interest rate swaps as cash flow hedges under FAS 133 because they hedge against changes in LIBOR. All interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value are recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

Cross-currency Interest Rate Swaps

        We have entered into a number of cross-currency interest rate swaps to mitigate the risk relating to the variability in the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the euro denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated senior notes due 2016 and interest payments on the U.S. dollar and euro denominated tranches of our senior credit facility. Under these cross-currency interest rate swaps, we receive interest in U.S. dollars at various fixed and floating rates and in euros at various fixed and floating rates in exchange for payments of interest in pounds sterling at various fixed and floating rates.

        We have designated some of the cross-currency interest rate swaps as cash flow hedges under FAS 133, because they hedge against changes in the pound sterling value of the interest payments on the senior notes that result from changes in the U.S. dollar and euro exchange rates. All cross-currency interest rate swaps are recognized as either assets or liabilities and measured at fair value. Changes in the fair value of these instruments are initially recorded within other comprehensive income (loss) where designated as an accounting hedge, or through (loss) gain on derivatives where not designated as an accounting hedge. The amounts initially recorded in other comprehensive income (loss) are then recorded in the statement of operations when the underlying hedged item impacts the statement of operations.

Foreign Currency Forward Contracts

        We have entered into a number of forward contracts maturing on April 14, 2009 to purchase a total of $425 million. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation relating to the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates. The foreign exchange risk relating to principal obligations under the €225 million 8.75% senior notes due 2014, the $550 million 9.125% senior notes due 2016, and the $531.9 million and €423.9 million principal obligations under the senior credit facility is being mitigated through the use of cross-currency interest rate swaps, and therefore separate forward rate contracts for these debt instruments were not necessary.

        These foreign currency forward rate contracts have not been designated as accounting hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately through foreign currency (losses) gains in the consolidated statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value directionally and partially mitigate the gains or losses on the remeasurement of our U.S. dollar denominated debt into our reporting currency, pounds sterling, in accordance with FASB Statement No. 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

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

        Also, substantially all of our revenues, operating costs and selling, general and administrative expenses are earned and paid in pounds sterling but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As of December 31, 2008, £1,714.8 million, or 27% of our indebtedness, was denominated in U.S. dollars and £617.8 million, or 10%, of our indebtedness was denominated in euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign exchange rates on payments of principal and interest on a portion of our indebtedness.

        To mitigate the risk from these exposures, we have implemented a cash flow hedging program. The objective of this program is to reduce the volatility of our cash flows and earnings caused by changes in underlying rates. To achieve this objective we have entered into a number of derivative instruments. The derivative instruments utilized comprise interest rate swaps, cross-currency interest rate swaps and foreign currency forward contracts. We do not enter into derivative instruments for trading or speculative purposes. See note 10 to the consolidated financial statements of Virgin Media Inc. and Management's Discussion and Analysis of Financial Condition and Results of Operations—Derivative Instruments and Hedging Activities.

        The fair market value of long term fixed interest rate debt and the amount of future interest payments on variable interest rate debt are subject to interest rate risk.

        The following table provides information as of December 31, 2008 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions). The table does not reflect the increase in margin on certain tranches of the senior credit facility obligations that will occur once the repayment condition under the senior credit facility is satisfied. See Liquidity and Capital Resources—Senior Credit Facility.

	Year ended December 31,
								Fair Value December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total
Long term debt (including current portion)
U.S. Dollars
Fixed rate	—	—	—	—	—	$1,975.0	$1,975.0	$1,192.3
Variable rate	—	—	—	$531.9	—	—	$531.9	$377.2
Average interest rate				US LIBOR plus 2.0%–3.5%		7.715%
Average forward exchange rate				0.71		0.73
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€175.5
Variable rate	—	—	—	€423.9		—	€423.9	€300.8
Average interest rate				EURIBOR plus 2.0%–3.5%		8.75%
Average forward exchange rate				0.91		0.91
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0	£292.5
Variable Rate	—	£853.7	£966.1	£1,302.2	£300.0	—	£3,422.0	£2,503.6
Average interest rate	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 2.125–3.625%	LIBOR plus 2.75%	9.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars (interest and principal)
Notional amount	$425.0	—	—	$553.0	—	$550.0	$1,528.0	£253.5
Average forward exchange rate	0.60			0.54		0.55
Average sterling interest rate paid	9.42%			LIBOR plus 2.12%		8.54%
Receipt of U.S. Dollars (interest only)
Notional amount	—	—	—	—	—	$1,000.0	$1,000.0	£71.6
Average contract exchange rate						0.51
Average sterling interest rate paid						6.93%
Receipt of Euros (interest and principal)
Notional amount	€225.0	—	—	€427.9	—	—	€652.9	£182.5
Average contract exchange rate	0.69			0.69
Average sterling interest rate paid	10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	£3,167.0	£1,400.0	—	—	—	—	—	£(10.1)
Average sterling interest rate paid	5.25%	2.71%
Sterling interest rate received	LIBOR	LIBOR

        The following table provides information as of December 31, 2007 about our long term fixed and variable interest rate debt that are sensitive to changes in interest rates and foreign currency exchange rates (in millions).

	Year ended December 31,
								Fair Value December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total
Long term Debt including current portion
U.S. Dollars
Fixed rate	—	—	—	—	—	$975.0	$975.0	$960.4
Variable rate	—	—	—	—	$628.0	—	$628.0	$606.0
Average interest rate					US LIBOR plus 2.00%	8.91%
Average forward exchange rate					0.52	0.52
Euros
Fixed rate	—	—	—	—	—	€225.0	€225.0	€218.8
Variable rate	—	—	—	—	€484.5	—	€484.5	€470.0
Average interest rate					EURIBOR plus 2.00%	8.75%
Average forward exchange rate					0.72	0.72
Pounds Sterling
Fixed rate	—	—	—	—	—	£375.0	£375.0
Variable Rate	—	£265.1	£1,105.9	£966.0	£1,494.7	£300.0	£4,131.7	£3,949.1
Average interest rate	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 1.25–2.25%	LIBOR plus 2.00–2.13%	9.75%/ LIBOR plus 2.75%
Currency swap agreements related to long term debt
Receipt of U.S. Dollars
Notional amount	—	$425.0	—	—	$650.0	$550.0	$1,625.0	£(82.9)
Average contract exchange rate		0.60			0.54	0.55
Average sterling interest rate paid		9.42%			LIBOR plus 2.11%	8.54%
Receipt of Euros
Notional amount	—	€225.0	—	—	€500.0	—	€725.0	£28.9
Average contract exchange rate		0.69			0.69
Average sterling interest rate paid		10.26%			LIBOR plus 2.16%
Interest rate derivative financial instruments related to long term debt
Sterling Interest Rate Swaps
Notional amount	—	£3,184.0	—	—	—	—	—	£15.4
Average sterling interest rate paid		5.25%
Sterling interest rate received		LIBOR

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, the notes thereto and the report of the independent registered public accounting firm begin on page F-1 of this annual report and are incorporated in this annual report by reference. The following is a summary of the unaudited selected quarterly results of operations for the years ended December 31, 2008 and 2007 (in millions, except per share data):

	2008
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£1,001.8	£990.5	£991.1	£1,032.5
Operating (loss) income	(4.6)	(333.1)	48.6	(50.2)
Net loss	(104.4)	(447.2)	(120.8)	(241.4)
Basic and diluted loss per share	£(0.32)	£(1.36)	£(0.37)	£(0.74)

	2007
	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(unaudited)
Statement of Operations Data:
Revenue	£1,021.9	£995.0	£1,006.2	£1,050.6
Operating (loss) income	(15.3)	3.0	46.7	(17.8)
Net loss	(120.3)	(119.0)	(61.0)	(163.2)
Basic and diluted loss per share	£(0.37)	£(0.37)	£(0.19)	£(0.50)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Inc.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Virgin Media Inc.'s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that our internal control over financial reporting was effective as of December 31, 2008. This annual report includes an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of Virgin Media Inc.

(c)   Management's Annual Report on Internal Control Over Financial Reporting for Virgin Media Investment Holdings Limited

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of VMIH's consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, our management has concluded, and hereby reports, that VMIH's internal control over financial reporting was effective as of December 31, 2008.

        This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting of VMIH. Management's report was not subject to attestation by Ernst & Young LLP, our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit VMIH to provide only management's report in this annual report.

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

(e)   Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Virgin Media Inc.

        We have audited Virgin Media Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virgin Media Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting for Virgin Media Inc." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Virgin Media Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
February 26, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

(1)
Financial Statements—See list of Financial Statements on page F-1.

(2)
Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)
Exhibits—See Exhibit Index.

FORM 10K—Item 15(a)(1) and (2)

VIRGIN MEDIA INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Virgin Media Inc. and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets—December 31, 2008 and 2007	F-3
Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statement of Shareholders' Equity—Years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedules of Virgin Media Inc. and Subsidiaries are included in Item 15(d):
Schedule I—Condensed Financial Information of Registrant	F-65

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
The following consolidated financial statements of Virgin Media Investment Holdings Limited and Subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm	F-69
Consolidated Balance Sheets—December 31, 2008 and 2007	F-70
Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006	F-71
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006	F-72
Consolidated Statement of Shareholders' Equity—Years ended December 31, 2008, 2007 and 2006	F-73
Notes to Consolidated Financial Statements	F-74

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Inc.

        We have audited the accompanying consolidated balance sheets of Virgin Media Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and this schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virgin Media Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon

/s/ Ernst & Young LLP
London, England
February 26, 2009

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	£181.6	£321.4
Restricted cash	6.1	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £16.5 (2008) and £19.5 (2007)	456.8	455.6
Inventory for resale	19.9	20.0
Programming inventory	68.4	55.4
Derivative financial instruments	168.4	4.1
Prepaid expenses and other current assets	113.1	90.7

Total current assets	1,014.3	953.3
Fixed assets, net	5,347.8	5,655.6
Goodwill and other indefinite-lived assets	2,082.3	2,488.2
Intangible assets, net	510.3	816.7
Equity investments	353.5	368.7
Derivative financial instruments	435.7	60.1
Other assets, net of accumulated amortization of £79.1 (2008) and £45.0 (2007)	153.9	123.5

Total assets	£9,897.8	£10,466.1

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£397.0	£372.9
Accrued expenses and other current liabilities	424.0	406.2
Derivative financial instruments	84.4	—
VAT and employee taxes payable	63.5	86.1
Restructuring liabilities	71.0	89.6
Interest payable	131.6	172.5
Deferred revenue	268.1	250.3
Current portion of long term debt	40.5	29.1

Total current liabilities	1,480.1	1,406.7
Long term debt, net of current portion	6,267.7	5,929.4
Derivative financial instruments	42.6	122.3
Deferred revenue and other long term liabilities	149.4	116.2
Deferred income taxes	79.2	81.0

Total liabilities	8,019.0	7,655.6

Commitments and contingent liabilities
Minority interest	0.7	—
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2008 and 2007) shares; issued 329.0 (2008) and 328.9 (2007) and outstanding 328.1 (2008) and 327.5 (2007) shares	1.8	1.8
Additional paid-in capital	4,353.1	4,335.9
Accumulated other comprehensive income	142.1	148.6
Accumulated deficit	(2,618.9)	(1,675.8)

Total shareholders' equity	1,878.1	2,810.5

Total liabilities and shareholders' equity	£9,897.8	£10,466.1

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue	£4,015.9	£4,073.7	£3,602.2
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,829.2	1,830.0	1,572.8
Selling, general and administrative expenses	884.3	960.2	906.9
Restructuring and other charges	22.7	28.7	67.0
Depreciation	905.1	924.9	799.1
Amortization	296.9	313.3	246.6
Goodwill and intangible asset impairments	417.0	—	—

	4,355.2	4,057.1	3,592.4

Operating (loss) income	(339.3)	16.6	9.8
Other income (expense)
Interest income and other, net	27.8	19.5	34.7
Interest expense	(493.3)	(514.2)	(457.4)
Loss on extinguishment of debt	(9.6)	(3.2)	(32.8)
Share of income from equity investments	14.4	17.7	12.5
Gains (losses) on derivative instruments	283.7	(2.5)	1.3
Foreign currency (losses) gains	(403.6)	5.1	(90.1)

Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(919.9)	(461.0)	(522.0)
Income tax benefit (expense)	6.8	(2.5)	11.8
Minority interest	(0.7)	—	1.0

Loss from continuing operations	(913.8)	(463.5)	(509.2)

Discontinued operations
Gain on disposal	—	—	7.9

Income from discontinued operations	—	—	7.9
Cumulative effect of changes in accounting principle	—	—	(32.6)

Net loss	£(913.8)	£(463.5)	£(533.9)

Basic and diluted loss from continuing operations per common share	£(2.79)	£(1.42)	£(1.74)
Basic and diluted profit from discontinued operations per common share	£—	£—	£0.03
Basic and diluted loss from cumulative effect of changes in accounting principle per share	£—	£—	£(0.11)

Basic and diluted net loss per common share	£(2.79)	£(1.42)	£(1.82)

Dividends per share (in U.S. dollars)	$0.16	$0.13	$0.05

Average number of shares outstanding	328.0	325.9	292.9

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	£(913.8)	£(463.5)	£(533.9)
Cumulative effect of changes in accounting principle	—	—	32.6
Income from discontinued operations	—	—	(7.9)

Loss from continuing operations	(913.8)	(463.5)	(509.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,202.0	1,238.2	1,045.7
Goodwill and intangible asset impairments	417.0	—	—
Non-cash interest	(52.7)	2.7	99.1
Non-cash compensation	16.8	17.5	36.7
Loss (income) from equity accounted investments, net of dividends received	10.7	(10.8)	(9.5)
Income taxes	(2.3)	14.3	(14.8)
Amortization of original issue discount and deferred financing costs	24.4	23.1	32.4
Unrealized foreign currency losses (gains)	371.6	(2.7)	46.5
Loss on extinguishment of debt	9.6	3.2	32.8
Unrealized (gains) losses on derivative instruments	(278.1)	2.5	(1.3)
Gain on disposal of investments	—	(8.1)	—
(Gain) loss on disposal of assets	(0.1)	18.8	(1.7)
Minority interest	0.7	—	(1.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Marketable securities	—	—	96.9
Accounts receivable	(1.2)	4.6	(69.7)
Inventory	(12.8)	(10.2)	(22.0)
Prepaid expenses and other current assets	(13.0)	8.6	(22.4)
Other assets	(11.0)	4.2	(3.6)
Accounts payable	(0.9)	(0.8)	27.6
Deferred revenue (current)	17.8	(17.4)	11.0
Accrued expenses and other current liabilities	(34.3)	(103.9)	35.6
Deferred revenue and other long term liabilities	5.2	(4.3)	(23.0)

Net cash provided by operating activities	755.6	716.0	786.1

Investing activities
Purchase of fixed and intangible assets	(479.7)	(536.2)	(554.8)
Principal repayments on loans to equity investments	8.6	16.4	15.7
Proceeds from the sale of fixed assets	2.1	3.3	2.4
Proceeds from sale of investments	—	9.8	—
Purchase of investments	(1.5)	(2.0)	—
Acquisitions, net of cash acquired	—	(1.0)	(2,423.1)
(Increase) decrease in restricted cash	—	(0.1)	5.8

Net cash used in investing activities	(470.5)	(509.8)	(2,954.0)

Financing activities
New borrowings, net of financing fees	447.7	874.5	8,935.6
Proceeds from employee stock option exercises	0.6	15.0	38.7
Principal payments on long term debt and capital leases	(846.3)	(1,170.8)	(7,100.6)
Dividends paid	(29.3)	(21.2)	(8.5)

Net cash (used in) provided by financing activities	(427.3)	(302.5)	1,865.2

Effect of exchange rate changes on cash and cash equivalents	2.4	(0.8)	(14.0)
Decrease in cash and cash equivalents	(139.8)	(97.1)	(316.7)
Cash and cash equivalents at beginning of year	321.4	418.5	735.2

Cash and cash equivalents at end of year	£181.6	£321.4	£418.5

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£515.8	£486.9	£327.1
Income taxes paid	0.1	0.6	7.7

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock $.01 Par Value	Additional Paid-In Capital	Treasury Stock	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments	Net (Losses) Gains on Derivatives	Accumulated Deficit	Total
Balance, December 31, 2005	£1.2	£2,671.0	£(114.0)	£475.8	£64.5	£(18.2)	£(0.8)	£(648.7)	£1,955.0

Exercise of stock options and tax effect	—	38.7	—		—	—	—	—	38.7
Cancellation of treasury stock	—	(114.0)	114.0		—	—	—	—	—
Issuance of stock for acquisition of Telewest	0.4	1,151.5	—		—	—	—	—	1,151.9
Issuance of stock for acquisition of Virgin Mobile	0.2	518.5	—		—	—	—	—	518.7
Stock compensation costs	—	37.7	—		—	—	—	—	37.7
Dividends paid	—	—	—		—	—	—	(8.5)	(8.5)
Comprehensive loss:
Net loss for the year ended December 31, 2006	—	—	—	£(533.9)	—	—	—	(533.9)	(533.9)
Currency translation adjustment	—	—	—	67.1	67.1	—	—	—	67.1
Net losses on derivatives, net of tax	—	—	—	(49.8)	—	—	(49.8)	—	(49.8)
Reclassification of derivative losses to net income, net of tax	—	—	—	55.0	—	—	55.0	—	55.0
Pension liability adjustment, net of tax	—	—	—	7.6	—	7.6	—	—	7.6
Adjustment to initially apply FAS 158	—	—	—	—	—	(9.4)	—	—	(9.4)

Balance, December 31, 2006	£1.8	£4,303.4	£—	£(454.0)	£131.6	£(20.0)	£4.4	£(1,191.1)	£3,230.1

Exercise of stock options and tax effect	—	17.6	—		—	—	—	—	17.6
Stock compensation costs	—	14.9	—		—	—	—	—	14.9
Dividends paid	—	—	—		—	—	—	(21.2)	(21.2)
Comprehensive loss:
Net loss for the year ended December 31, 2007	—	—	—	£(463.5)	—	—	—	(463.5)	(463.5)
Currency translation adjustment	—	—	—	(0.2)	(0.2)	—	—	—	(0.2)
Net gains on derivatives, net of tax	—	—	—	53.8	—	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(40.8)	—	—	(40.8)	—	(40.8)
Pension liability adjustment, net of tax	—	—	—	19.8	—	19.8	—	—	19.8

Balance, December 31, 2007	£1.8	£4,335.9	£—	£(430.9)	£131.4	£(0.2)	£17.4	£(1,675.8)	£2,810.5

Exercise of stock options and tax effect	—	0.6	—		—	—	—	—	0.6
Stock compensation costs	—	16.6	—		—	—	—	—	16.6
Dividends paid	—	—	—		—	—	—	(29.3)	(29.3)
Comprehensive loss:
Net loss for the year ended December 31, 2008	—	—	—	£(913.8)	—	—	—	(913.8)	(913.8)
Currency translation adjustment	—	—	—	2.1	2.1	—	—	—	2.1
Net gains on derivatives, net of tax	—	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	—	(31.3)	—	(31.3)	—	—	(31.3)

Balance, December 31, 2008	£1.8	£4,353.1	£—	£(920.3)	£133.5	£(31.5)	£40.1	£(2,618.9)	£1,878.1

See accompanying notes.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

        Virgin Media Inc. is a Delaware corporation and is publicly-traded on the NASDAQ Global Select Market in the United States. We conduct our operations primarily through direct and indirect wholly owned subsidiaries.

        Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first "quad-play" offering of broadband, television, mobile telephone and fixed line telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. As of December 31, 2008, we were the U.K.'s largest residential broadband and mobile virtual network operator and second largest provider in the U.K. of pay television and fixed line telephone services by customer numbers. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we provide a broad range of programming through our wholly owned channels such as Virgin1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our mobile segment includes the provision of mobile telephone and data services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our content segment includes the operations of our U.K. television channels, such as Virgin1, Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        On February 6, 2007, we changed the name of our corporate parent from NTL Incorporated to Virgin Media Inc. and the names of certain of our subsidiaries.

Note 2—Significant Accounting Policies

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

Note 2—Significant Accounting Policies (Continued)

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

        The results of operations and cash flows for Virgin Mobile are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of operations from the date of acquisition.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2008 and 2007.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated statement of cash flows for the year ended December 31, 2006 include reclassifications of cash flows from operating activities to provide greater detail on non-cash movements included within this category.

Foreign Currency Translation

        Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling, general and administrative expenses are denominated in U.K. pound sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary's functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £128.8 million and £218.7 million as at December 31, 2008 and 2007, respectively.

        Restricted cash balances of £6.1 million as at December 31, 2008 and 2007 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Balance, January 1,	£19.5	£51.8	£41.7
Acquisitions	—	—	15.5
Charged to costs and expenses	31.7	32.9	52.0
Write offs, net of recoveries	(34.7)	(65.2)	(57.4)

Balance, December 31,	£16.5	£19.5	£51.8

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

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8–30 years
Switches and headends	8–10 years
Customer premises equipment	5–10 years
Other operating equipment	8–20 years
Other equipment:
Buildings	20 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3–5 years
Other equipment	5–12 years

        The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        In June 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. FSP 143-1 was effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable European Union-member country. The Directive was adopted by the United Kingdom on December 12, 2006,

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

and was effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of our customer premises equipment. As a result, we recognized an asset retirement obligation of £58.2 million and fixed assets of £24.4 million on the consolidated balance sheet as at December 31, 2006 and a cumulative effect change in accounting principle of £33.8 million in the consolidated statement of operations for the year then ended.

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

        During the year ending December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. As of December 31, 2008, there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £118.0 million and £88.9 million as of December 31, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect to exit activities within this program are recognized at the date the liability is incurred.

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

        Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £100.3 million, £108.6 million and £101.3 million in 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        We have a number of stock-based employee compensation plans, as described more fully in note 11. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share Based Payment, or FAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows, or FAS 95. FAS 123R differs from FAS 123 by requiring all entities to measure liabilities incurred in stock-based payment transactions at fair value and to estimate the number of instruments for which the requisite service period is expected to be rendered rather than accounting for forfeitures as they occur. Under FAS 123R, modifications to the terms or conditions of an award are measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification, as opposed to measuring the effects of a modification as the difference between the fair value of the modified award at the date it is granted and the fair value of the awards immediately before the modification.

        FAS 123R also clarifies and expands guidance under FAS 123 including the measurement of fair value, classifying an award as either equity or as a liability and attributing compensation cost to reporting periods. FAS 123R amends FAS 95 requiring that the excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

        We adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, whereby prior period results were not restated. As a result of the adoption of FAS 123R, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods. Stock-based compensation expense is recognized as a component of selling, general and administrative expenses in the consolidated statement of operations.

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

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs and purchases of fixed assets incurred in the normal course of business.

        Our objective in managing exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

        Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Loss from Continuing Operations Per Share and Net Loss Per Share

        Basic and diluted loss from continuing operations per share and net loss per share are computed by dividing the loss from continuing operations and net loss, respectively, by the average number of shares outstanding during the years ended December 31, 2008, 2007 and 2006. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow are excluded from the calculation of diluted net loss from continuing operations per share for all periods presented since the inclusion of such securities is anti-dilutive. The average number of shares outstanding is computed as follows (in millions) (as adjusted for the reverse acquisition of Telewest):

	Year ended December 31,
	2008	2007	2006
Adjusted number of shares outstanding at start of period	327.5	323.9	212.9
Issues of common stock (average number outstanding during the period)	0.5	2.0	80.0

Average number of shares outstanding	328.0	325.9	292.9

Note 3—Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were adopted by us in the first quarter of 2008 effective January 1, 2008, and did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any of our financial assets or liabilities at fair value as a result of the implementation of FAS 159.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. While we are still addressing the impact of the adoption of FAS 141(R), it is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. While we are still addressing the impact of the adoption of FAS 160, it is not expected to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet adopted the provisions of FAS No. 161, but we do not expect it to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. We do not expect FAS 162 to have an effect on our consolidated financial statements at this time.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, we acquired 100% of the outstanding shares and options of the U.K. operation of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile was the largest mobile virtual network operator in the U.K. with approximately 4.5 million customers at the time of acquisition.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions (Continued)

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions (Continued)

        The total purchase price was allocated as follows (in millions):

Acquisition Date
Cash and cash equivalents, including restricted cash	£303.2
Accounts receivable	155.6
Prepaid expenses and other current assets	36.5
Fixed assets	2,932.9
Inventory	34.8
Investments in and loans to affiliates	377.9
Amortizable intangible assets:
Customer lists	761.6
Tradenames	10.7
Licenses	37.0
Intangible assets with indefinite lives:
Goodwill	1,370.1
Tradenames	16.5
Accounts payable	(144.7)
Long term debt, including current portion	(1,873.7)
Other current liabilities	(453.9)
Other long term liabilities	(38.5)
Deferred income taxes	(77.0)

Total purchase price	£3,449.0

Amortizable intangible assets

        Of the total purchase price, £809.3 million was allocated to amortizable intangible assets including customer lists, tradenames and licenses. Customer lists represented existing contracts that related primarily to underlying customer relationships pertaining to the services provided by Telewest. The fair value of these assets was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over estimated useful lives of between three and six years.

        Tradenames represented the Telewest and BlueYonder brand names. The fair value of these assets was determined utilizing a relief-from-royalty method. We amortize the fair value of these assets on a straight-line basis over estimated useful lives of between one and nine years.

        Licenses represented contracts to broadcast television content over a digital broadcasting system in the U.K. The fair value of these contracts was determined utilizing the income approach. We amortize the fair value of these assets on a straight-line basis over an average estimated useful life of four years.

Indefinite life intangible assets

        Tradenames with indefinite lives represented the Living, Bravo and Challenge television channel names. We determined that these assets have indefinite lives as the tradenames do not expire and management expect the related cash flows to continue indefinitely. Therefore, these assets are not being amortized until their useful life is deemed to no longer be indefinite.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions (Continued)

Pro Forma Results

        The following pro forma financial information presents the combined results of operations of the former NTL, Telewest and Virgin Mobile businesses as if the acquisitions of Telewest and Virgin Mobile had occurred as of the beginning of the year presented (in millions, except per share data). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of Virgin Media that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of Virgin Media.

2006 Pro Forma (unaudited)
Revenue	£4,162.2

Operating income	3.7
Loss from continuing operations before income taxes, minority interest and cumulative effect of changes in accounting principle	(573.5)

Loss from continuing operations	(570.9)
Income from discontinued operations	7.9
Cumulative effect of changes in accounting principle	(32.6)

Net loss	£(595.6)

Loss from continuing operations per share	£(1.95)

Net loss per share	£(2.03)

        The pro forma financial information above includes the following material, non-recurring charges in the year ended December 31, 2006: write offs of historical deferred finance charges of £32.9 million; acquisition-related charges of £16.3 million; and restructuring and other charges of £51.9 million.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2008		2007
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8–30 years	£6,113.3	£28.8	£5,856.4	£30.1
Switches and headends	8–10 years	754.3	29.4	686.4	37.9
Customer premises equipment	5–10 years	1,105.7	—	1,052.5	—
Other operating equipment	8–20 years	8.9	—	5.0	—

Total operating equipment		7,982.2	58.2	7,600.3	68.0
Other equipment
Land	—	13.5	—	13.5	—
Buildings	20 years	119.6	—	119.4	—
Leasehold improvements	7 years or, if less, the lease term	58.4	—	54.0	—
Computer infrastructure	3–5 years	237.8	63.5	239.6	36.8
Other equipment	5–12 years	275.6	108.0	265.6	36.8

Total other equipment		704.9	171.5	692.1	73.6

		8,687.1	229.7	8,292.4	141.6
Accumulated depreciation		(3,443.9)	(70.6)	(2,752.2)	(43.3)

		5,243.2	159.1	5,540.2	98.3
Construction in progress		104.6	—	115.4	—

		£5,347.8	£159.1	£5,655.6	£98.3

        During the years ended December 31, 2008, 2007 and 2006, the assets acquired under capital leases totaled £99.2 million, £45.8 million and £24.1 million, respectively.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments under capital and operating leases at December 31, 2008 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31:
2009	£48.8	£46.8
2010	42.1	43.8
2011	54.1	41.5
2012	27.0	39.0
2013	8.6	36.1
Thereafter	84.2	113.8

Total minimum lease payments	264.8	£321.0

Less: amount representing interest	(90.2)

Present value of net minimum obligations	174.6
Less: current portion	(37.6)

	£137.0

        Leases for buildings, office space and equipment extend through 2034. Total rental expense for the years ended December 31, 2008, 2007 and 2006 under operating leases was £44.7 million, £51.8 million and £58.0 million, respectively.

        During 2008 and 2007, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	2008	2007
Asset retirement obligation at the beginning of the year	£58.9	£58.2
Assets acquired	15.2	14.7
Liabilities settled	(7.9)	(10.7)
Accretion expense	4.7	5.1
Revisions in cash flow estimates	(13.1)	(8.4)

Asset retirement obligation at the end of the year	£57.8	£58.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2008	2007
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,922.2	£2,325.6
Reorganization value in excess of amounts allocable to identifiable assets		144.1	146.1
Tradenames		16.0	16.5

		£2,082.3	£2,488.2

Intangible assets subject to amortization:
Cost
Customer lists	3–6 years	£1,052.9	£1,596.8
Software and other intangible assets	1–3 years	32.8	27.9
Tradenames and licenses	1–9 years	—	49.5
Contractual relationships	2–3 years	—	6.0

		1,085.7	1,680.2

Accumulated amortization
Customer lists		549.9	822.3
Software and other intangible assets		25.5	15.6
Tradenames and licenses		—	22.3
Contractual relationships		—	3.3

		575.4	863.5

		£510.3	£816.7

        During the year ended December 31, 2008, we impaired tradenames and licenses previously recognized within the sit-up reporting unit totaling £14.9 million as part of our goodwill impairment review discussed further below.

        In accordance with our policy, we review the estimated useful lives of our intangible assets on an ongoing basis. As a result of our review, effective January 1, 2008, we reduced our estimates of the remaining useful lives of certain intangible customer lists to better reflect the estimated periods over which these assets will provide benefit. The effect of this change in estimate increased the amortization expense of these assets in 2008 by £57.5 million compared to 2007.

        Estimated aggregate amortization expense for each of the five succeeding fiscal years after December 31, 2008 is as follows: £243.3 million in 2009, £148.3 million in 2010, £118.7 million in 2011 and nil thereafter.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

        During the years ended December 31, 2008 and 2007, assets not subject to amortization were adjusted for the following (in millions):

	Tradenames	Reorganization Value	Goodwill
Balance, December 31, 2006	£16.5	£148.3	£2,351.7
Deferred tax balances	—	(2.2)	(14.9)
Disposal of business units	—	—	(1.5)
Finalization of purchase accounting fair values	—	—	(9.7)

Balance, December 31, 2007	£16.5	£146.1	£2,325.6
Deferred tax balances	—	(2.0)	(1.3)
Goodwill and intangible asset impairments	(0.5)	—	(402.1)

Balance, December 31, 2008	£16.0	£144.1	£1,922.2

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Mobile reporting unit. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit's individual assets and liabilities and have recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

        As at December 31, 2008, we performed an interim goodwill impairment review of our sit-up reporting unit. In September 2008, we received notification that one of our two licenses to broadcast over Freeview digital terrestrial television would not be renewed. Along with this, the downturn in the economy has reduced the level of retail sales. As a result, management concluded that indicators existed that suggested it was more likely than not that the fair value of this reporting unit was less than its carrying value.

        The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million.

        As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our Cable segment and concluded that no impairment charge was necessary.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Investments

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2008. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of its losses from that date.

        Investments consist of (in millions):

	December 31,
	2008	2007
Loans and redeemable preference shares	£137.7	£145.6
Share of net assets	215.8	223.1

	£353.5	£368.7

Note 8—Long Term Debt

        Long term debt consists of (in millions):

	December 31,
	2008	2007
8.75% U.S. Dollar senior notes due 2014	£290.7	£214.2
9.75% Sterling senior notes due 2014	375.0	375.0
8.75% Euro senior notes due 2014	214.2	165.6
9.125% U.S. Dollar senior notes due 2016	376.2	277.2
6.50% U.S. Dollar convertible senior notes due 2016	684.0	—
Senior credit facility	4,189.4	4,804.8
Capital leases	174.6	116.9
Other	4.1	4.8

	6,308.2	5,958.5
Less: current portion	(40.5)	(29.1)

	£6,267.7	£5,929.4

        The effective interest rate on the senior credit facility was 7.3% and 7.8% as at December 31, 2008 and 2007, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2008 are summarized below.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

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

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion and used the proceeds and cash on hand to repay £504.0 million of our obligations under our senior credit facility that were originally scheduled to be paid in 2009, 2010 and 2012. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of our senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2008. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Holders of convertible senior notes may tender their notes for conversion at any time on or after August 15, 2016 through to the second scheduled trading date preceding the maturity date. Prior to August 15, 2016, holders may convert their notes, at their option, only under the following circumstances: (i) in any quarter, if the closing sale price of Virgin Media Inc.'s common stock during at least 20 of the last 30 trading days of the prior quarter was more than 120% of the applicable conversion price per share of common stock on the last day of such prior quarter; (ii) if, for five consecutive trading days, the trading price per $1,000 principal amount of notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate; (iii) if a specified corporate event occurs, such as a merger, recapitalization, reclassification, binding share exchange or conveyance of all, or substantially all, of Virgin Media Inc.'s assets; (iv) the declaration by Virgin Media Inc. of the distribution of certain rights, warrants, assets or debt securities to all, or substantially all, holders of Virgin Media Inc.'s common stock; or (v) if Virgin Media Inc. undergoes a fundamental change (as defined in the indenture governing the convertible senior notes), such as a change in control, merger, consolidation, dissolution or delisting.

        The initial conversion rate is equal to 52.0291 shares of Virgin Media Inc.'s common stock per $1,000 of convertible senior notes, which represents an initial conversion price of approximately $19.22 per share of common stock. The conversion rate is subject to adjustment for stock splits, stock dividends or distributions, the issuance of certain rights or warrants, certain cash dividends or distributions or stock repurchases where the price exceeds market values. In the event of specified fundamental changes relating to Virgin Media Inc., referred to as "make whole" fundamental changes,

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

the conversion rate will be increased as provided by a formula set forth in the indenture governing the convertible senior notes.

        Holders may also require us to repurchase the convertible senior notes for cash in the event of a fundamental change for a purchase price equal to 100% of the principal amount, plus accrued but unpaid interest to the purchase date.

        In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion, or FSP APB 14-1. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase our cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. Our convertible senior notes are within the scope of FSP APB 14-1. As such, we have assessed the impact of adopting FSP APB 14-1 and have determined that we will apply a nonconvertible borrowing rate of 10.35% resulting in a discount on the convertible senior notes totaling £108.2 million being recognized with an offsetting amount being recognized as a component of additional paid-in capital. The additional interest expense and related tax impact that the application of this standard has on our consolidated statement of operations is as follows (in millions, except per share data):

	Year ended December 31, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	(493.3)	(6.2)	(499.5)
Income tax benefit	6.8	—	6.8
Net loss	(913.8)	(6.2)	(920.0)
Net loss per share:
Basic and diluted	(2.79)	(0.02)	(2.81)

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2008 was £4,189.4 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, U.S. dollars and euros in aggregate principal amounts of £3,421.9 million, $531.9 million and €423.9 million, and a revolving facility of £100.0 million. At December 31, 2008, the sterling equivalent of £4,189.4 million of the term facility had been drawn and £21.3 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.625% to 3.625% and the applicable cost of complying with any reserve

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

requirement. The margins on £1,820 million of the term loan facilities and on the revolving credit facility ratchet range from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £1,820 million of the term loan facilities are due semi-annually beginning in March 2010 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which are September 3, 2012 and March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        On November 10, 2008, we amended our senior credit facility in order, subject to the repayment condition described below, to defer over 70.3% of the remaining principal payments due in 2010 and 2011 to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes will only become effective after we have made certain principal repayments under the senior credit facility totaling £487.0 million, of which £300.0 million was paid in December 2008. We have until August 10, 2009, subject to exercising a three-month extension option, to satisfy the £187.0 million remaining under the repayment condition.

        As part of the amendments, certain lenders have received a margin increase of 1.50% and, subject to the repayment condition, certain other lenders will receive a margin increase of 1.375%. We have paid fees of £49.2 million in 2008 in connection with the amendments and will pay up to an additional £13.0 million in fees upon satisfaction of the repayment condition. The amendments also, among other things, suspended the right of certain lenders to receive a pro rata share of prepayments.

        The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of the operating subsidiaries of Virgin Media Investment Holdings Limited, or VMIH, and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2008, we were in compliance with these covenants.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

        Long term debt repayments, excluding capital leases, as of December 31, 2008, are due as follows (in millions):

Year ending December 31:
2009	£2.9
2010	854.0
2011	966.3
2012	2,069.9
2013	300.2
Thereafter	1,940.3

Total debt payments	£6,133.6

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

        On May 15, 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006. On December 17, 2007, we made a voluntary prepayment of £200.0 million utilizing available cash reserves. On April 16, 2008, we made a voluntary prepayment of £504.0 million predominantly utilizing the proceeds of the senior convertible notes.

        As a result of the senior credit facility amendments described above, and assuming satisfaction of the repayment condition, our revised amortization schedule under our senior credit facility would be as follows: March 2010—£32.7 million, September 2010—£171.6 million, March 2011—£288.4 million, June 2012—£1,167.3 million, September 2012—£2,042.4 million, March 2013—£300.0 million.

Note 9—Fair Value Measurements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were required to be adopted by us in the first quarter of 2008 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

        FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above.

        In estimating the fair value of our financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using broker quotations, or market transactions in either the listed or over-the counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 10.

        Long term debt:    The fair value of our senior credit facility is based upon quoted trading prices in inactive markets for this debt, which incorporates non-performance risk. The fair values of our other debt in the following table are based on the quoted market prices which incorporates non-performance risk. Accordingly, the inputs used to value the debt instruments are classified within level 1 of the fair value hierarchy.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£4,189.4	£3,048.0	£4,804.8	£4,600.4
8.75% U.S. dollar senior notes due 2014	290.7	246.7	214.2	221.0
9.75% Sterling senior notes due 2014	375.0	292.5	375.0	358.6
8.75% Euro senior notes due 2014	214.2	158.8	165.6	157.6
9.125% U.S. dollar senior notes due 2016	376.2	313.1	277.2	283.7
6.50% U.S. dollar convertible senior notes due 2016	684.0	305.1	—	—

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At December 31, 2008 and 2007, we had approximately £181.6 million and £321.4 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2008. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2007, we had 74.8% of our contracts by market value with four financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities

        The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2008	December 31, 2007
Included within derivative financial instruments, current assets:
Foreign currency forward rate contracts	£100.8	£—
Interest rate swaps	6.1	4.1
Cross-currency interest rate swaps	61.5	—

	£168.4	£4.1

Included within derivative financial instruments, long term assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	435.7	30.6

	£435.7	£60.1

Included within derivative financial instruments, current liabilities:
Foreign currency forward rate contracts	£79.6	£—
Interest rate swaps	4.8	—

	£84.4	£—

Included within derivative financial instruments, long term liabilities:
Foreign currency forward rate contracts	£—	£67.9
Interest rate swaps	11.5	—
Cross-currency interest rate swaps	31.1	54.4

	£42.6	£122.3

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The gains or losses on derivative instruments recognized through the consolidated statement of operations and consolidated statement of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2008	2007	2006
Net settlement gains (losses) included within interest expense:
Interest rate swaps	£20.7	£11.9	£(24.7)
Cross-currency interest rate swaps	(6.4)	(16.7)	(5.0)

	£14.3	£(4.8)	£(29.7)

Changes in fair value included within accumulated other comprehensive income:
Interest rate swaps	£0.7	£(0.1)	£10.9
Cross-currency interest rate swaps	207.1	53.9	(60.7)

	£207.8	£53.8	£(49.8)

Changes in fair value include within gains (losses) on derivative instruments:
Interest rate swap ineffectiveness	£(0.1)	£8.1	£0.8
Cross-currency interest rate swap ineffectiveness	—	1.5	(1.5)
Derivative instruments not designated as hedges	283.8	(12.1)	2.0

	£283.7	£(2.5)	£1.3

Changes in fair value included within foreign currency (losses) gains
Cross-currency interest rate swaps	£—	£0.2	£(4.1)
Foreign currency forward rate contracts	70.7	(4.0)	(72.0)

	£70.7	£(3.8)	£(76.1)

        During the years ended December 31, 2008, 2007 and 2006, the reclassification of derivative gains to foreign currency (losses) gains in the consolidated statement of operations included a gain of £147.8 million, a gain of £40.8 million and a loss of £55.0 million, respectively. In all periods presented, the amount of ineffectiveness and gains or losses reclassified into earnings as a result of discontinuance of cash flow hedges was not material.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2008, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,167 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between 4.81% and 5.38%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during 2006 and mature in April 2009. We have also entered into additional interest rate swaps covering the period from April 2009 to April 2010 at fixed rates between 1.49% and 3.05%.

        We originally designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133 because they are highly effective hedges against

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

changes in the amount of future cash flows attributable to changes in LIBOR. Some of these interest rate swaps are no longer effective under the criteria of FAS 133 due to the prepayments made during 2007 and 2008 under the senior credit facility. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our consolidated statement of operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2008, we had outstanding cross-currency interest rate swaps with principal amounts of $2,528 million and €653 million. We currently mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated 9.125% senior notes due 2016, interest payments due on the U.S. dollar denominated 6.50% convertible notes due 2016 and interest payments on the euro denominated 8.75% senior notes due 2014. Under these cross-currency interest rate swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes, 6.50% for the 2016 convertible senior notes and 9.125% for the 2016 senior notes. We also receive interest in euros at a fixed rate of 8.75% for the 2014 senior notes. In exchange, we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 6.93% for the U.S. dollar denominated convertible senior notes due 2016, 8.54% for the U.S. dollar denominated senior notes due 2016 and 10.26% for the euro denominated senior notes due 2014.

        We have designated principal amounts totaling $975 million and €225 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the principal and interest payments on our U.S. dollar and euro denominated senior notes, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. Certain cross-currency interest rate swaps entered into under our previous and current financing arrangements are no longer designated as accounting hedges under FAS 133 but continue to mitigate our exposure to interest rate and foreign exchange rate risks. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our consolidated statement of operations.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes

        As of December 31, 2008, we had outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation relating to the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates.

        These foreign currency forward rate contracts have not been designated as accounting hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the consolidated statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into the functional currency pound sterling in accordance with FAS 52, Foreign

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

        The foreign exchange risks relating to the $550 million 9.125% senior notes due 2016, the €225 million senior notes due 2014 and the $531.9 million and €423.9 million principal obligations under the senior credit facility is being mitigated through the use of cross-currency interest rate swaps, some of which qualify as accounting hedges and some of which do not.

Foreign Currency Forward Rate Contracts—Relating to the Purchase Price of Telewest Global, Inc.

        These foreign currency forward rate and collar contracts were not accounted for as hedges under FAS 133. As such, the contracts were carried at fair value in our consolidated balance sheet with changes in the fair value recognized immediately in the consolidated statement of operations. Losses on the settlement of these contracts totaling £101.0 million were reported within foreign currency transactions gains (losses) in the consolidated statement of operations for the year ended December 31, 2006.

Note 11—Stock-Based Compensation Plans

        At December 31, 2008, we had a number of stock-based compensation plans, which are described below. In the years ended December 31, 2008 and December 31, 2007, the compensation cost that has been charged against income for these plans was £16.8 million and £17.5 million, respectively. As a result of the adoption of FAS 123R in 2006, we recorded a cumulative effect of a change in accounting principle of £1.2 million to reduce compensation expense recognized in previous periods.

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

Stock Option Grants

        As a result of the reverse acquisition of Telewest as described in note 4, the outstanding options on March 3, 2006 were converted into 2.5 options to purchase shares in the new parent company, with a corresponding reduction in exercise price. Along with this, each outstanding option issued by Telewest prior to the acquisition was converted into 0.89475 options to purchase shares in the new parent company, with a corresponding adjustment in the exercise price in accordance with the terms of the merger agreement.

        All options have a 10 year term and vest and become fully exercisable within five years of continued employment. We issue new shares upon exercise of the options. The fair value for these

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation Plans (Continued)

options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Risk-free Interest Rate	2.43%	4.52%	4.79%
Expected Dividend Yield	1.00%	0.94%	0.00%
Expected Volatility	33.65%	29.04%	25.06%
Expected Lives	4.7 Years	4.6 Years	2.4 Years

        The above weighted average assumptions for the year ended December 31, 2006 include options converted on the merger with Telewest. Had these been excluded, the assumptions would have been as follows: risk free interest rate 4.83%, expected dividend yield 0.00%, expected volatility 26.24% and expected lives 4.3 years.

        A summary of the status of our stock option grants outstanding as of December 31, 2008, and of the changes during the year ended December 31, 2008, is given below.

	Options	Weighted Average Exercise Price
Outstanding—beginning of year	10,804,977	$22.40
Granted	8,817,681	11.85
Exercised	(12,503)	4.66
Forfeited or Expired	(2,204,796)	21.94

Outstanding—end of year	17,405,359	17.15

Exercisable at end of the year	5,168,662	$19.83

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006, excluding options converted on the merger with Telewest, was $3.86, $7.08 and $7.76, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 including options converted on the merger was $11.46. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was £0.1 million, £23.4 million, and £47.1 million, respectively.

        The aggregate intrinsic value of options outstanding as at December 31, 2008 was £0.4 million with a weighted average remaining contractual term of 7.5 years. The aggregate intrinsic value of options exercisable as at December 31, 2008 was £0.2 million with a weighted average remaining contractual term of 6.5 years.

Non-vested Shares

        As a result of the reverse acquisition of Telewest, each share of our common stock issued and outstanding immediately prior to the effective date of the acquisition was converted into the right to receive 2.5 shares of the new parent company.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Stock-Based Compensation Plans (Continued)

        A summary of the status of our non-vested shares as of December 31, 2008, and of changes during the year ended December 31, 2008, is given below.

	Shares	Weighted Average Grant-date Fair value
Non-vested—beginning of year	1,402,909	$24.89
Granted	125,000	13.06
Vested	(402,074)	23.81
Forfeited or expired	(270,001)	25.55

Non-vested—end of year	855,834	$23.46

        As of December 31, 2008, there was £0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted for which a measurement date has been established. That cost is expected to be recognized over a weighted-average period of 0.2 years. In addition, the non-vested shares in the table above include 375,000 shares for which the measurement date criteria under FAS 123R have not yet been established and consequently no compensation cost has been determined.

        The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was £2.9 million, £7.9 million and £1.3 million, respectively.

Virgin Media Long Term Incentive Plan

        Participants in the Virgin Media Long Term Incentive Plan for 2008, 2007 and 2006 are awarded restricted stock units which vest after a three year period dependent on the achievement of certain long term performance targets and continued employment. The final number of restricted stock units vesting will be settled, at our discretion, in either common stock or an amount of cash equivalent to the fair market value at the date of vesting.

        A summary of the status of our non-vested restricted stock units as of December 31, 2008, and of the changes during the year ended December 31, 2008, is given below.

	Stock Units	Weighted Average Grant-date Fair Value
Non-vested—beginning of year	1,977,450	$24.61
Granted	2,972,264	12.15
Vested	—	—
Forfeited or expired	(613,836)	20.90

Non-vested—end of year	4,335,878	$16.59

        The restricted stock units that vested during the years ending December 31, 2008, 2007, 2006 had total fair value of nil in all periods.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans

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

Employer Contributions

        In April 2007, we agreed with the trustees of one of our pension plans to a new funding arrangement whereby we will initially be paying £8.6 million per annum towards the deficit for the next three years. Additionally, in June 2007, we effected a merger of our three other defined benefit plans. The merger of these plans was subject to the approval of the trustees and, as a condition of trustee approval, we agreed to make a specific one-time contribution of £4.5 million. The funding arrangements with respect to this plan included an agreement to pay a further £2.6 million to fund the deficit for each of the next seven years. For the year ended December 31, 2008, we contributed £13.5 million to our pension plans. We anticipate contributing a total of £13.5 million to fund our pension plans in 2009.

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

	Pre FAS 158 Adoption	FAS 158 Adjustment	Post FAS 158 Adoption
Deferred revenue and other long term liabilities	£32.3	£9.4	£41.7
Accumulated other comprehensive income	10.6	9.4	20.0

Obligations and Funded Status

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2008	2007
Benefit obligation at beginning of year	£323.9	£339.8
Service cost	1.4	2.4
Interest cost	18.3	16.7
Members' contributions	0.4	0.4
Plan amendments	0.1	—
Actuarial gains	(24.9)	(24.5)
Benefits paid	(11.4)	(11.1)
Plan settlements	—	0.2

Benefit obligation at end of year	£307.8	£323.9

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2008	2007
Fair value of plan assets at beginning of year	£318.6	£298.1
Actual return on plan assets	(47.2)	14.3
Employer contributions	13.5	16.9
Employee contributions	0.4	0.4
Benefits paid	(11.4)	(11.1)

Fair value of plan assets at end of year	£273.9	£318.6

        The funded status as of December 31, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2008	2007
Projected benefit obligation	£307.8	£323.9
Plan assets	273.9	318.6

Funded status	(33.9)	(5.3)
Current liability	—	—

Non-current liability	£(33.9)	£(5.3)

        The accumulated benefit obligation for all defined benefit plans was £301.4 million and £314.1 million at December 31, 2008 and 2007, respectively.

Amount Included in Other Comprehensive Income

        The amount included in other comprehensive income for the years ended December 31, 2008 and 2007 consisted of (in millions):

	Year ended December 31,
	2008	2007
Actuarial loss (gain) recognized in other comprehensive income	£43.8	£(19.8)
Prior year service cost recognized in other comprehensive income	0.1	—
Less actuarial loss recognized	—	—
Less prior year service cost recognized	—	—
Less transitional obligation recognized	—	—

Amount included in other comprehensive income	£43.9	£(19.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2008 and 2007 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2008	2007
Net actuarial loss	£44.0	£0.2
Net prior year service cost	0.1	—
Net transition obligation	—	—

Amount included in accumulated other comprehensive income	£44.1	£0.2

        None of these amounts are expected to be recognized in the net periodic benefit cost in 2009.

        The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2008	2007
Accumulated benefit obligation	£301.4	£—
Fair value of plan assets	273.9	—

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2008	2007
Projected benefit obligation	£307.8	£323.9
Fair value of plan assets	273.9	318.6

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Service cost	£1.4	£2.4	£2.5
Interest cost	18.3	16.7	15.8
Expected return on plan assets	(21.5)	(19.0)	(16.6)
Recognized actuarial loss	—	—	1.1
Plan settlements	—	0.2	1.0

Total net periodic benefit cost	£(1.8)	£0.3	£3.8

        As a result of the sale of our Broadcast operations on January 31, 2005, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2008	2007
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.50%

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2008	2007
Discount rate	5.75%	5.00%
Expected long term rate of return on plan assets	6.68%	6.57%
Rate of compensation increase	3.50%	3.25%

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

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

	December 31,
	2008	2007
Asset Category
Equity Securities	33.2%	50.8%
Debt Securities	55.2%	43.5%
Real Estate	1.9%	2.1%
Hedge Funds	9.0%	—%
Other	0.7%	3.6%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension plan, which makes up approximately 85% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% hedge funds, 3% property and 47% bonds and cash, at December 31, 2008. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Employee Benefit Plans (Continued)

anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

        There were no directly owned shares of our common stock included in the equity securities at December 31, 2008 or 2007.

Cash Flows

        We expect to contribute a total of £13.5 million to our defined benefit pension plans during 2009.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2008 and include estimated future employee services (in millions):

Year ending December 31,	Pension Benefits
2009	£11.7
2010	12.7
2011	13.7
2012	14.8
2013	16.0
Years 2014-2018	101.5

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £14.7 million, £15.3 million and £12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 13—Restructuring and other charges

        Restructuring and other charges in the year to December 31, 2008 related primarily to lease and contract exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges in the year ended December 31, 2007 related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under FAS 146. In total, we expect to incur up to £40.0 million in capital expenditures, up to £45.0 million in employee termination costs, up to £55.0 million in lease and contract exit costs, and up to £60.0 million in other general and administration expenditures in relation to this plan over a three year period.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Restructuring and other charges (Continued)

        The following tables summarize, for the years ended December 31, 2006, 2007 and 2008, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals		Total
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2005	£45.3	£—	£—	£—	£—	£45.3
Accruals resulting from business acquisition recognized under EITF 95-3	—	43.2	45.9	—	—	89.1
Charged to expense	4.0	40.3	22.7	—	—	67.0
Utilized	(5.9)	(64.8)	(3.9)	—	—	(74.6)

Balance, December 31, 2006	43.4	18.7	64.7	—	—	126.8
Amendments offset against goodwill	—	—	(11.3)	—	—	(11.3)
Charged to expense	3.6	27.9	5.5	—	—	37.0
Revisions	(0.1)	—	(8.2)	—	—	(8.3)
Utilized	(11.0)	(34.0)	(9.6)	—	—	(54.6)

Balance, December 31, 2007	35.9	12.6	41.1	—	—	89.6
Charged to expense	2.3	—	3.4	2.0	14.0	21.7
Revisions	(1.0)	(1.7)	3.7	—	—	1.0
Utilized	(20.7)	(10.9)	(9.7)	—	—	(41.3)

Balance, December 31, 2008	£16.5	£—	£38.5	£2.0	£14.0	£71.0

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes

        The expense/(benefit) for income taxes consists of the following (in millions):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	£0.2	£0.4	£(0.5)
State and local	—	(0.6)	—
Foreign	(4.7)	(4.9)	(2.7)

Total current	(4.5)	(5.1)	(3.2)

Deferred:
Federal	1.1	7.6	(8.6)
Foreign	(3.4)	—	—

Total deferred	(2.3)	7.6	(8.6)

	£(6.8)	£2.5	£(11.8)

        There are significant current year losses in the U.K. The foreign current tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The 2008 federal deferred tax expense relates to a tax provision which does not result in cash taxes due to the availability of pre bankruptcy net operating losses, offset by a deferred tax benefit attributable to holding an equity method investment. The foreign deferred tax benefit relates to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the year that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2008	2007
Deferred tax liabilities:
Intangibles	£142.5	£221.9
Equity investments	79.2	81.0
Derivative instruments	15.7	—
Unrealized foreign exchange differences	0.6	1.0

Total deferred tax liabilities	238.0	303.9

Deferred tax assets:
Net operating losses	1,108.7	1,001.1
Capital losses	3,390.1	3,411.4
Depreciation and amortization	2,098.5	2,129.4
Accrued expenses	40.1	20.1
Capital costs and other	165.0	217.1

Total deferred tax assets	6,802.4	6,779.1
Valuation allowance for deferred tax assets	(6,643.6)	(6,556.2)

Net deferred tax assets	158.8	222.9

Net deferred tax liabilities	£79.2	£81.0

        The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year ended December 31,
	2008	2007	2006
Balance, January 1,	£6,556.2	£6,707.6	£7,409.5
Acquisitions	—	—	699.1
Expiry of U.S. capital loss carryforwards	—	—	(1,541.7)
Effect of changes in tax rates	—	(445.1)	—
Increase in UK and US deferred tax attributes, inclusive of foreign exchange movements	87.4	293.7	140.7

Balance, December 31,	£6,643.6	£6,556.2	£6,707.6

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance relates to tax attributes that existed at January 10, 2003. In 2008, we recognized a tax benefit of £3.0 million which resulted in a deferred tax expense and a reduction in reorganization value of £

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

2.0 million (2007 £2.2 million). Following the adoption of FAS 141(R) effective January 1, 2009, any future benefit will be recognized as a reduction of income tax expense.

        We emerged from Chapter 11 bankruptcy on January 10, 2003. The reorganization caused an ownership change pursuant to Internal Revenue Service Code Section 382. As discussed in note 4, acquisitions took place in 2006 that affected our share ownership. We consider that these changes caused an ownership change pursuant to Section 382 during 2006. These ownership changes will not restrict our ability to utilize U.S. net operating loss carryforwards at Virgin Media Inc. in future periods.

        At December 31, 2008, we had net operating loss carryforwards for U.S. federal income tax purposes of £331 million that expire between 2018 and 2027. We have U.K. net operating loss carryforwards of £3.5 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforward relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.6 billion that expire between 2010 and 2027. Section 382 may severely limit our ability to utilize these losses for U.S. purposes. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by former NTL companies.

        At December 31, 2008, we had fixed assets on which future U.K. tax deductions can be claimed of £13.2 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax (benefit) expense is as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Benefit at federal statutory rate (35%)	£(321.9)	£(161.3)	£(182.7)
Add:
Permanent book-tax differences	139.0	19.7	31.1
Foreign losses with no benefit	120.3	122.7	92.6
U.S. losses with no benefit	—	—	30.5
Difference between U.S. and foreign tax rates	59.1	21.9	16.7
State and local income tax	—	(0.6)	—
Foreign tax benefit offsetting OCI tax expense	(3.4)	—	—
Other	0.1	0.1	—

Provision (benefit) for income taxes	£(6.8)	£2.5	£(11.8)

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2008	2007
Balance at January 1,	£15.0	£70.9
Additions based on tax positions related to the current year	—	—
Additions for tax provisions of prior years	5.4	0.7
Reductions for tax provisions of prior years	—	(56.3)
Reductions for lapse of applicable statute of limitation	—	(0.3)
Settlements	—	—

Balance at December 31,	£20.4	£15.0

        The total amount of unrecognized tax benefits as of December 31, 2008 and 2007 was £20.4 million and £15.0 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2008 and 2007 are £1.0 million and £0.8 million, respectively, that, if recognized, would impact the effective tax rate. The increase in unrecognized tax benefits during 2008 relates to movements in foreign exchange rates. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of £0.5 million and £0.3 million at December 31, 2008 and 2007, respectively. There was an interest accrual of £0.2 million included in income tax expense for the year ended December 31, 2008.

        The statute of limitations is open for the years 2005 to 2008 in the U.S. and 2006 to 2008 in the U.K., our major tax jurisdictions.

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

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of our common stock as a result of our acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2008, Virgin Entertainment Investment Holdings Limited beneficially owned 10.4% of our common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of our Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly owned television channels, and to use the "Virgin" name for our television channel, Virgin1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where we pay an annual royalty of 0.5% of revenues received by Virgin1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on our Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to our Board of Directors. During the years ended December 31, 2008 and 2007 and the period from July 4, 2006 to December 31, 2006, respectively, we incurred expenses of £8.9 million, £8.7 million and £5.8 million for charges in respect of brand licensing and promotion of which £4.5 million and £4.8 million was payable at December 31, 2008 and December 31, 2007, respectively.

Virgin Retail Limited

        We had previously identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores and it therefore ceased to be a related party. We incurred expenses of £2.3 million during the 2007 period to September 2007 and £1.8 million during the period from July 4, 2006 to December 31, 2006, for charges in respect to these stores. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million during the period from January 1, 2007 to September 17, 2007 and £5.7 million during the period from July 4, 2006 to December 31, 2006.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions (Continued)

Other Virgin Companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms.

UKTV Joint Ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers.

        As at December 31, 2008 and 2007, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £353.5 million and £367.7 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the years ended December 31, 2008 and 2007 and the period from March 3, 2006 to December 31, 2006, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £22.1 million, £21.4 million and £16.9 million, respectively. These amounts are settled on a net basis at regular intervals.

        During the years ended December 31, 2008 and 2007 and the period from March 3, 2006 to December 31, 2006, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £46.7 million, £38.3 million and £31.6 million, respectively.

Note 16—Shareholders' Equity

Authorized Share Capital

        Our authorized share capital for issuance consists of one billion shares of common stock, 300.0 million shares of Class B redeemable common stock and five million shares of preferred stock with a par value of $0.01 each. As at December 31, 2008, there were 328.1 million shares of common stock outstanding, and no Class B redeemable common stock or preferred stock outstanding. The common stock is voting with rights to dividends as declared by the Board of Directors.

        In connection with the reverse acquisition of Telewest, each share of our common stock issued and outstanding immediately prior to the effective time of the acquisition was converted into the right to receive 2.5 shares of the new parent entity's common stock. On March 3, 2006, we issued 212,931,048 shares of common stock for this purpose. For accounting purposes, the acquisition of Telewest has been treated as a reverse acquisition. Accordingly, the 212,931,048 shares issued to acquire Virgin Media Holdings have been treated as outstanding from January 1, 2006 (as adjusted for historical issuances and repurchases during the period from January 1, 2006 to March 3, 2006). In addition, on March 3, 2006, each share of Telewest's common stock issued and outstanding immediately prior to the acquisition was converted into 0.2875 shares of the new parent entity's common stock (and redeemable stock that was redeemed). These 70,728,375 shares of new common stock have been treated as issued on the acquisition date.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Shareholders' Equity (Continued)

        The following table summarizes the movement in the number of shares of common stock outstanding during the years ended December 31, 2006, 2007 and 2008 (in millions, except share exchange ratio):

Number of shares
December 31, 2005 outstanding shares as previously reported by Virgin Media Holdings (formerly known as NTL Incorporated)	85.2
Multiplied by share exchange ratio in reverse acquisition	2.5
Shares at December 31, 2005 (after giving effect to reverse acquisition)	212.9
Effect of the reverse acquisition—conversion of Virgin Media Inc. (formerly known as Telewest Global, Inc.) shares	70.7
Issued under Scheme of Arrangement to acquire Virgin Mobile	34.4
Net issuances and purchases during the period	5.9

December 31, 2006 outstanding shares	323.9
Net issuances and purchases during the period	3.6

December 31, 2007 outstanding shares	327.5
Net issuances and purchases during the period	0.6

December 31, 2008 outstanding shares	328.1

        We commenced the payment of regular quarterly dividends in June 2006. During the years ended December 31, 2008, 2007 and 2006, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2006:
May 18, 2006	$0.01	June 12, 2006	June 20, 2006	£1.6
August 28, 2006	0.02	September 12, 2006	September 20, 2006	3.5
November 28, 2006	0.02	December 12, 2006	December 20, 2006	3.4
Year ended December 31, 2007:
February 27, 2007	$0.02	March 12, 2007	March 20, 2007	£3.3
May 16, 2007	0.03	June 12, 2007	June 20, 2007	5.0
August 15, 2007	0.04	September 12, 2007	September 20, 2007	6.5
November 27, 2007	0.04	December 12, 2007	December 20, 2007	6.4
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9

        Future payments of regular quarterly dividends by us are at the discretion of our Board of Directors and will be subject to our future needs and uses of cash, which could include investments in operations, the repayment of debt, and share repurchase programs. In addition, the terms of our and

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Shareholders' Equity (Continued)

our subsidiaries' existing and future indebtedness and the laws of jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

Series A Warrants

        On January 10, 2003, we issued Series A warrants to some of our former creditors and stockholders. The Series A warrants were initially exercisable for a total of 8,750,496 shares of common stock at an exercise price of $309.88 per share. After adjustment to account for the rights offering and the reverse acquisition of Telewest in accordance with anti-dilution adjustment provisions, the Series A warrants are exercisable for a total of 25,769,060 shares of our common stock at an exercise price of $105.17 per share. The Series A warrants expire on January 10, 2011. The agreement governing the Series A warrants is governed by New York law. The Series A warrants are listed on the NASDAQ Global Select Market under the symbol "VMEDW." The Series A warrants may be subject to further change.

Note 17—Commitments and Contingent Liabilities

        At December 31, 2008, we were committed to pay £678.0 million for equipment and services. This amount includes £311.2 million for operations and maintenance contracts and other commitments from January 1, 2010 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2009	£366.8
2010.	105.2
2011.	88.4
2012.	45.1
2013.	20.5
Thereafter	52.0

£678.0

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with FASB Statement No. 5, Accounting for Contingencies, or FAS 5, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Commitments and Contingent Liabilities (Continued)

        Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2009	£12.4
2010	5.5
2011	—
2012	—
2013	—
Thereafter	8.4

£26.3

Note 18—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off our cable network. We operate our Content segment through our wholly owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary, Virgin Mobile Holdings (UK) Limited, which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no single customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization, restructuring and other charges and goodwill and intangible asset impairments, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Restructuring and other charges, which is excluded from Segment OCF, are included in the Cable segment below.

        Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Restructuring and other charges are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Industry Segments (Continued)

        Segment information for the year ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	Year ended December 31, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,082.3	£363.6	£570.0	£—	£4,015.9
Inter segment revenue	3.2	25.7	—	(28.9)	—
Operating costs	(1,193.7)	(310.2)	(351.0)	25.7	(1,829.2)
Selling, general and administrative expenses	(692.8)	(81.4)	(113.3)	3.2	(884.3)

Segment OCF	1,199.0	(2.3)	105.7	—	1,302.4
Depreciation, amortization and restructuring and other charges	(1,103.6)	(18.9)	(102.2)	—	(1,224.7)
Goodwill and intangible asset impairments	—	(54.8)	(362.2)	—	(417.0)

Operating income (loss)	£95.4	£(76.0)	£(358.7)	£—	£(339.3)

Identifiable assets	£8,595.1	£527.3	£775.4	£—	£9,897.8

Goodwill (included in identifiable assets)	£1,277.8	£42.8	£601.6	£—	£1,922.2

	Year ended December 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,128.0	£348.1	£597.6	£—	£4,073.7
Inter segment revenue	4.1	24.4	—	(28.5)	—
Operating costs	(1,196.9)	(287.1)	(370.5)	24.5	(1,830.0)
Selling, general and administrative expenses	(772.9)	(72.9)	(118.4)	4.0	(960.2)

Segment OCF	1,162.3	12.5	108.7	—	1,283.5
Depreciation, amortization and restructuring and other charges	(1,160.1)	(19.4)	(87.4)	—	(1,266.9)

Operating income (loss)	£2.2	£(6.9)	£21.3	£—	£16.6

Identifiable assets	£8,601.6	£606.2	£1,258.3	£—	£10,466.1

Goodwill (included in identifiable assets)	£1,277.8	£82.7	£965.1	£—	£2,325.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Industry Segments (Continued)

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,007.3	£302.8	£292.1	£—	£3,602.2
Inter segment revenue	2.8	19.2	(0.3)	(21.7)	—
Operating costs	(1,165.0)	(230.2)	(196.6)	19.0	(1,572.8)
Selling, general and administrative expenses	(772.1)	(72.5)	(65.0)	2.7	(906.9)

Segment OCF	1,073.0	19.3	30.2	—	1,122.5
Depreciation, amortization and restructuring and other charges	(1,057.8)	(13.2)	(41.7)	—	(1,112.7)

Operating income (loss)	£15.2	£6.1	£(11.5)	£—	£9.8

Identifiable assets	£9,269.9	£634.3	£1,339.3	£—	£11,243.5

Goodwill (included in identifiable assets)	£1,295.9	£85.6	£970.2	£—	£2,351.7

Note 19—Condensed Consolidated Financial Information

        On April 13, 2004, our wholly owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, €225 million aggregate principal amount of 8.75% senior notes due 2014 and $100 million aggregate principal amount of floating rate notes due 2012, together referred to as the Senior Notes due 2014. On July 15, 2006, the $100 million aggregate principal amount of floating rate notes was redeemed. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, and together with the Senior Notes due 2014, these are referred to as the Senior Notes. We and certain of our subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. VMIH has guaranteed the Senior Notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 as required by Article 3-10(d) of Regulation S-X.

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	December 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	3.5	—	0.3	187.7	635.1	—	826.6

Total current assets	13.4	—	1.5	188.1	811.3	—	1,014.3
Fixed assets, net	—	—	—	—	5,347.8	—	5,347.8
Intangible assets, net	—	—	(15.0)	—	2,607.6	—	2,592.6
Investments in, and loans to, parent and subsidiary companies	2,544.9	287.9	(487.7)	3,519.4	(6,591.4)	1,080.4	353.5
Other assets, net	13.2	—	—	506.5	69.9	—	589.6

Total assets	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,245.2	£1,080.4	£9,897.8

Other current liabilities	£9.4	£37.1	£26.1	£197.1	£1,382.1	£(171.7)	£1,480.1
Long term debt	684.0	1,256.2	—	2,064.6	2,262.9	—	6,267.7
Other long term liabilities	—	—	0.7	11.5	259.0	—	271.2
Minority interest	—	—	—	—	0.7	—	0.7
Shareholders' equity	1,878.1	(1,005.4)	(528.0)	1,940.8	(1,659.5)	1,252.1	1,878.1

Total liabilities and shareholders' equity	£2,571.5	£287.9	£(501.2)	£4,214.0	£2,245.2	£1,080.4	£9,897.8

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	December 31, 2007
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	—	—	0.4	9.6	615.8	—	625.8

Total current assets	1.3	—	10.4	10.3	931.3	—	£953.3
Fixed assets, net	—	—	—	—	5,655.6	—	5,655.6
Intangible assets, net	—	—	(13.1)	—	3,318.0	—	3,304.9
Investments in, and loans to, parent and subsidiary companies	2,808.8	1,018.0	379.5	5,281.1	(6,526.6)	(2,592.1)	368.7
Other assets, net	—	—	—	129.0	54.6	—	183.6

Total assets	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	(£2,592.1)	£10,466.1

Current liabilities	£(0.4)	£29.9	£6.4	£119.6	£1,354.5	£(103.3)	£1,406.7
Long term debt	—	1,032.0	—	2,262.4	2,635.0	—	5,929.4
Other long term liabilities	—	—	0.3	116.7	202.5	—	319.5
Shareholders' equity	2,810.5	(43.9)	370.1	2,921.7	(759.1)	(2,488.8)	2,810.5

Total liabilities and shareholders' equity	£2,810.1	£1,018.0	£376.8	£5,420.4	£3,432.9	£(2,592.1)	£10,466.1

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£4,015.9	£—	£4,015.9
Operating costs	—	—	—	—	(1,829.2)	—	(1,829.2)
Selling, general and administrative expenses	(19.9)	—	—	(0.1)	(864.3)	—	(884.3)
Restructuring and other charges	—	—	—	—	(22.7)	—	(22.7)
Depreciation and amortization	—	—	—	—	(1,202.0)	—	(1,202.0)
Goodwill and intangible asset impairments	—	—	—	—	(417.0)	—	(417.0)

Operating loss	(19.9)	—	—	(0.1)	(319.3)	—	(339.3)
Interest and other income, net	25.0	124.1	102.5	76.5	(36.1)	(264.2)	27.8
Interest expense	(27.8)	(125.4)	(76.8)	(338.6)	(188.9)	264.2	(493.3)
Loss on extinguishment of debt	—	—	—	(6.6)	(3.0)	—	(9.6)
Share of income from equity investments	—	—	—	—	14.4	—	14.4
Gains (losses) on derivative instruments	—	—	—	297.6	(13.9)	—	283.7
Foreign currency (losses) gains	(1.8)	20.8	33.6	(114.0)	(342.2)	—	(403.6)
Income tax benefit (expense)	—	—	(3.1)	20.6	(10.7)	—	6.8
Minority interest	—	—	—	—	(0.7)	—	(0.7)

(Loss) income before equity in net loss from subsidiaries	(24.5)	19.5	56.2	(64.6)	(900.4)	—	(913.8)
Equity in net loss of subsidiaries	(889.3)	(972.7)	(946.1)	(908.1)	—	3,716.2	—

Net loss	£(913.8)	£(953.2)	£(889.9)	£(972.7)	£(900.4)	£3,716.2	£(913.8)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£4,073.7	£—	£4,073.7
Operating costs	—	—	—	—	(1,830.0)	—	(1,830.0)
Selling, general and administrative expenses	(3.9)	—	(24.6)	—	(931.7)	—	(960.2)
Restructuring and other charges	(0.3)	—	—	—	(28.4)	—	(28.7)
Depreciation and amortization	—	—	—	—	(1,238.2)	—	(1,238.2)

Operating income (loss)	(4.2)	—	(24.6)	—	45.4	—	16.6
Interest income and other, net	0.6	100.2	47.6	92.8	(69.5)	(152.2)	19.5
Interest expense	—	(99.5)	(27.5)	(378.0)	(161.4)	152.2	(514.2)
Loss on extinguishment of debt	—	—	—	(2.0)	(1.2)	—	(3.2)
Share of income from equity investments	—	—	—	—	17.7	—	17.7
Loss on derivative instruments	—	—	—	(0.6)	(1.9)	—	(2.5)
Foreign currency gains (losses)	—	12.5	0.7	(14.3)	6.2	—	5.1
Income tax expense	(0.1)	—	(1.8)	—	(0.6)	—	(2.5)

(Loss) income before equity in net loss from subsidiaries	(3.7)	13.2	(5.6)	(302.1)	(165.3)	—	(463.5)
Equity in net loss of subsidiaries	(459.8)	(467.4)	(454.9)	(165.2)	—	1,547.3	—

Net loss	£(463.5)	£(454.2)	£(460.5)	£(467.3)	£(165.3)	£1,547.3	£(463.5)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2006
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£3,602.2	£—	£3,602.2
Operating costs	—	—	—	—	(1,572.8)	—	(1,572.8)
Selling, general and administrative expenses	(22.8)	—	(15.8)	—	(868.3)	—	(906.9)
Restructuring and other charges	—	—	—	—	(67.0)	—	(67.0)
Depreciation and amortization	—	—	—	—	(1,045.7)	—	(1,045.7)

Operating income (loss)	(22.8)	—	(15.8)	—	48.4	—	9.8
Interest income and other, net	0.7	95.0	34.2	192.4	(154.8)	(132.8)	34.7
Interest expense	—	(93.7)	(83.6)	(282.1)	(130.8)	132.8	(457.4)
Loss on extinguishment of debt	—	—	—	(32.8)	—	—	(32.8)
Share of income from equity investments	—	—	—	—	12.5	—	12.5
Gain (loss) on derivative instruments	—	—	—	2.0	(0.7)	—	1.3
Foreign currency (losses) gains	2.3	(5.4)	(98.0)	(35.5)	46.5	—	(90.1)
Income tax benefit	—	—	9.1	—	2.7	—	11.8
Minority interest income	—	—	—	—	1.0	—	1.0

Loss from continuing operations before equity in net loss from subsidiaries	(19.8)	(4.1)	(154.1)	(156.0)	(175.2)	—	(509.2)
Income from discontinued operations	—	—	7.9	—	—	—	7.9
Cumulative effect of changes in accounting principle	(0.2)	—	—	—	(32.4)	—	(32.6)
Equity in net loss of subsidiaries	(513.9)	(372.3)	(368.0)	(216.3)	—	1,470.5	—

Net loss	£(533.9)	£(376.4)	£(514.2)	£(372.3)	£(207.6)	£1,470.5	£(533.9)

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2008
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(49.4)	£—	£34.4	£19.7	£750.9	£—	£755.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(479.7)	—	(479.7)
Principal repayments on loans to equity investments	—	—	—	—	8.6	—	8.6
Principal repayments (drawdowns) on loans to group companies	(477.3)	—	(44.9)	354.8	167.4	—	—
Purchase of investments	—	—	—	—	(1.5)	—	(1.5)
Other	—	—	—	—	2.1	—	2.1

Net cash (used in) provided by investing activities	(477.3)	—	(44.9)	354.8	(303.1)	—	(470.5)

Financing activities:
New borrowings, net of financing fees	496.7	—	—	(49.0)	—	—	447.7
Proceeds from employee stock options	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	(286.9)	(559.4)	—	(846.3)
Intercompany funding movements	64.9	—	1.7	(38.9)	(27.7)	—	—
Dividends paid	(29.3)	—	—	—	—	—	(29.3)

Net cash (used in) provided by financing activities	532.9	—	1.7	(374.8)	(587.1)	—	(427.3)

Effect of exchange rates	2.4	—	—	—	—	—	2.4
(Decrease) increase in cash and cash equivalents	8.6	—	(8.8)	(0.3)	(139.3)	—	(139.8)
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2007
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(17.6)	£—	£(0.2)	£213.9	£519.9	£—	£716.0
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(536.2)	—	(536.2)
Acquisitions, net of cash acquired	—	—	—	(1.0)	—	—	(1.0)
Principal repayments (drawdowns) on loans to equity investments	22.7	—	(20.5)	(558.8)	573.0	—	16.4
Proceeds from sale of investments	—	—	—	—	9.8	—	9.8
Proceeds from sale of fixed assets	—	—	—	—	3.3	—	3.3
Other	—	—	—	—	(2.1)	—	(2.1)

Net cash (used in) provided by investing activities	22.7	—	(20.5)	(559.8)	47.8	—	(509.8)

Financing activities:
New borrowings, net of financing fees	—	—	—	576.8	297.7	—	874.5
Proceeds from employee stock option excercises	15.0	—	—	—	—	—	15.0
Principal payments on long term debt and capital leases	—	—	—	(230.4)	(940.4)	—	(1,170.8)
Dividends paid	(21.2)	—	—	—	—	—	(21.2)

Net cash (used in) provided by financing activities	(6.2)	—	—	346.4	(642.7)	—	(302.5)

Effect of exchange rates changes	—	—	(0.8)	—	—	—	(0.8)
(Decrease) increase in cash and cash equivalents	(1.1)	—	(21.5)	0.5	(75.0)	—	(97.1)
Cash and cash equivalents at beginning of year	2.4	—	31.5	0.2	384.4	—	418.5

Cash and cash equivalents at end of year	£1.3	£—	£10.0	£0.7	£309.4	£—	£321.4

VIRGIN MEDIA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Condensed Consolidated Financial Information (Continued)

	Year ended December 31, 2006
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(34.2)	£(8.8)	£87.3	£48.7	£693.1	£—	£786.1
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(554.8)	—	(554.8)
Acquisitions, net of cash acquired	—	—	(2,423.1)	—	—	—	(2,423.1)
Telewest reorganization	—	—	(4,220.6)	(5,956.5)	3,535.9	6,641.2	—
Principal repayments (drawdowns) on loans to equity investments	6.4	(286.6)	60.2	3,962.0	(3,726.3)	—	15.7
Other	—	—	—	—	8.2	—	8.2

Net cash (used in) provided by investing activities	6.4	(286.6)	(6,583.5)	(1,994.5)	(737.0)	6,641.2	(2,954.0)

Financing activities:
New borrowings, net of financing fees	—	871.2	1,784.4	4,593.3	1,686.7	—	8,935.6
Issuance of stock	—	—	4,220.6	2,420.6	—	(6,641.2)	—
Proceeds from employee stock option excercises	38.7	—	—	—	—	—	38.7
Share redemption	—	—	1,800.0	(2,350.8)	550.8	—	—
Principal payments on long term debt and capital leases	—	(575.8)	(1,709.9)	(2,722.5)	(2,092.4)	—	(7,100.6)
Dividends paid	(8.5)	—	—	—	—	—	(8.5)

Net cash provided by financing activities	30.2	295.4	6,095.1	1,940.6	145.1	(6,641.2)	1,865.2

Effect of exchange rates changes	—	—	(14.0)	—	—	—	(14.0)
(Decrease) increase in cash and cash equivalents	2.4	—	(415.1)	(5.2)	101.2	—	(316.7)
Cash and cash equivalents at beginning of year	—	—	446.6	5.4	283.2	—	735.2

Cash and cash equivalents at end of year	£2.4	£—	£31.5	£0.2	£384.4	£—	£418.5

VIRGIN MEDIA INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(in millions except par value)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	£9.9	£1.3
Other current assets	3.5	—

Total current assets	13.4	1.3
Fixed assets, net	—	—
Investments in and loans to affiliates, net	2,544.9	2,808.8
Other assets, net	13.2	—

Total assets	£2,571.5	£2,810.1

Liabilities and shareholders' equity
Current liabilities	£9.4	£(0.4)
Long term debt	684.0	—
Other long term liabilities	—	—
Shareholders' equity
Common stock—$.01 par value; authorized 1,000.0 (2008) and 1,000.0 (2007) shares; issued 329.0 (2008) and 328.9 (2007) and outstanding 328.1 (2008) and 327.5 (2007) shares	1.8	1.8
Additional paid-in capital	4,374.0	4,361.4
Unearned stock compensation	(20.9)	(25.5)
Accumulated other comprehensive income	142.1	148.6
Accumulated deficit	(2,618.9)	(1,675.8)

Total shareholders' equity	1,878.1	2,810.5

Total liabilities and shareholders' equity	£2,571.5	£2,810.1

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

(in millions)

	Year ended December 31,
	2008	2007	2006
Costs and expenses
General and administrative expenses	£(19.9)	£(3.9)	£(22.8)
Restructuring and other charges	—	(0.3)	—

Operating loss	(19.9)	(4.2)	(22.8)

Other income (expense)
Interest income and other, net	25.0	0.6	0.7
Interest expense	(27.8)	—	—
Foreign currency (losses) gains	(1.8)	—	2.3

Loss before income taxes and equity in net loss of subsidiaries	(24.5)	(3.6)	(19.8)
Income tax expense	—	(0.1)	—
Cumulative effect of change in accounting principle	—	—	(0.2)

Loss before equity in net loss of subsidiaries	(24.5)	(3.7)	(20.0)
Equity in net loss of subsidiaries	(889.3)	(459.8)	(513.9)

Net loss	£(913.8)	£(463.5)	£(533.9)

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2008	2007	2006
Net cash used in operating activities	£(49.4)	£(17.6)	£(34.2)
Investing activities
Principal (drawdowns) repayments on loans to group companies	(477.3)	22.7	6.4

Net cash (used in) provided by investing activities	(477.3)	22.7	6.4

Financing activities
Proceeds from new borrowings, net of financing fees	496.7	—	—
Proceeds from employee stock option exercises	0.6	15.0	38.7
Intercompany funding movements	64.9	—	—
Dividends paid	(29.3)	(21.2)	(8.5)

Net cash provided by (used in) financing activities	532.9	(6.2)	30.2

Effect of exchange rate changes on cash and cash equivalents	2.4	—	—
Increase (decrease) in cash and cash equivalents	8.6	(1.1)	2.4
Cash and cash equivalents at beginning of year	1.3	2.4	—

Cash and cash equivalents at end of year	£9.9	£1.3	£2.4

Supplemental disclosure of cash flow information
Cash paid for interest	£—	£—	£—
Income taxes paid	—	—	3.1

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note 1—Basis of Presentation

        In our condensed financial statements, our investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. Our share of net loss of our subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with our consolidated financial statements.

Note 2—Other

        No cash dividend was paid to the registrant by subsidiaries for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Virgin Media Investment Holdings Limited

        We have audited the accompanying consolidated balance sheets of Virgin Media Investment Holdings Limited and subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Virgin Media Inc. (the "Parent"), as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virgin Media Investment Holdings Limited and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, Virgin Media Investment Holdings Limited changed its method of accounting for stock-based compensation expense as of January 1, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment"; changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006 to conform with the provisions of Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans"; and adopted Financial Accounting Standards Board Staff Position FAS 143-1, "Accounting for Electronic Waste Obligations" as of December 12, 2006.

/s/ Ernst & Young LLP

London, England
February 26, 2009

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	£170.7	£310.0
Restricted cash	5.3	5.4
Accounts receivable—trade, less allowances for doubtful accounts of £16.5 (2008) and £17.1 (2007)	456.8	451.0
Inventory for resale	19.9	20.0
Programming inventory	68.4	55.4
Derivative financial instruments	168.4	4.1
Prepaid expenses and other current assets	109.3	90.3

Total current assets	998.8	936.2
Fixed assets, net	5,215.0	5,510.3
Goodwill and other indefinite-lived assets	2,091.4	2,495.3
Intangible assets, net	510.3	814.3
Equity investments	353.5	368.7
Derivative financial instruments	435.7	60.1
Other assets, net of accumulated amortization of £78.0 (2008) and £45.0 (2007)	140.7	123.5
Due from group companies	795.0	637.4

Total assets	£10,540.4	£10,945.8

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£396.6	£372.9
Accrued expenses and other current liabilities	417.4	407.4
Derivative financial instruments	84.4	—
VAT and employee taxes payable	57.4	81.2
Restructuring liabilities	69.5	84.8
Interest payable	95.9	148.2
Interest payable to group companies	113.7	77.6
Deferred revenue	259.5	240.3
Current portion of long term debt	40.5	29.1

Total current liabilities	1,534.9	1,441.5
Long term debt, net of current portion	4,327.6	4,897.4
Long term debt due to group companies	2,468.1	1,367.1
Derivative financial instruments	42.6	122.3
Deferred revenue and other long term liabilities	146.5	114.8
Deferred income taxes	79.2	81.0

Total liabilities	8,598.9	8,024.1

Commitments and contingent liabilities
Minority interest	0.7	—
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2008 and 2007); issued and outstanding 224,552 ordinary shares (2008 and 2007)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive income	9.0	17.2
Accumulated deficit	(2,439.5)	(1,466.8)

Total shareholders' equity	1,940.8	2,921.7

Total liabilities and shareholders' equity	£10,540.4	£10,945.8

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

	Year ended December 31,
	2008	2007	2006
Revenue	£3,905.1	£3,959.4	£2,997.1
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	1,780.6	1,784.9	1,328.9
Selling, general and administrative expenses	837.5	900.5	721.5
Restructuring and other charges	22.0	27.2	62.2
Depreciation	884.6	902.9	665.4
Amortization	294.6	305.6	203.9
Goodwill and intangible asset impairments	417.0	—	—

	4,236.3	3,921.1	2,981.9

Operating (loss) income	(331.2)	38.3	15.2
Other income (expense)
Interest income and other, net	27.6	17.6	22.8
Interest income from group companies	8.4	5.3	7.4
Interest expense	(366.6)	(420.3)	(265.5)
Interest expense to group companies	(152.4)	(111.6)	(106.8)
Loss on extinguishment of debt	(9.6)	(3.2)	(32.8)
Share of income from equity investments	14.4	17.7	8.1
Gains (losses) on derivative instruments	283.7	(2.5)	1.3
Foreign currency (losses) gains	(456.2)	(8.0)	6.9

Loss before income taxes, minority interest and cumulative effect of changes in accounting principle	(981.9)	(466.7)	(343.4)
Income tax benefit (expense)	9.9	(0.6)	1.8
Minority interest	(0.7)	—	1.0

Loss before cumulative effect of changes in accounting principle	(972.7)	(467.3)	(340.6)
Cumulative effect of changes in accounting principle	—	—	(31.7)

Net loss	£(972.7)	£(467.3)	£(372.3)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	£(972.7)	£(467.3)	£(372.3)
Cumulative effect of changes in accounting principles	—	—	31.7

Loss before cumulative effect of changes in accounting principles	(972.7)	(467.3)	(340.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,179.2	1,208.5	869.3
Goodwill and intangible asset impairments	417.0	—	—
Non-cash interest	(58.6)	4.1	115.9
Non-cash compensation	13.2	14.0	14.3
Loss on extinguishment of debt	9.6	3.2	32.8
Loss (income) from equity accounted investments, net of dividends received	10.7	(10.8)	(5.8)
Income taxes	(2.2)	14.9	(3.0)
(Gain) loss on disposal of assets	(0.3)	18.7	(1.7)
Amortization of original issue discount and deferred financing costs	23.5	23.1	17.2
Unrealized foreign currency losses	414.0	10.2	30.4
Unrealized (gains) losses on derivative instruments	(278.1)	2.5	(1.7)
Gain on disposal of investments	—	(8.1)	—
Minority interest	0.7	—	(1.0)
Changes in operating assets and liabilities, net of effect from business acquisitions and dispositions:
Accounts receivable	(5.8)	2.9	(78.3)
Inventory	(12.8)	(10.2)	(4.6)
Prepaid expenses and other current assets	(13.2)	10.0	(13.4)
Other assets	(11.0)	4.2	3.3
Accounts payable	(1.0)	(0.8)	6.3
Accrued expenses and other current liabilities	(38.8)	(107.2)	89.3
Deferred revenue (current)	19.2	(17.4)	(1.0)
Deferred revenue and other long term liabilities	4.0	5.2	(14.7)

Net cash provided by operating activities	696.6	699.7	713.0

Investing activities
Purchase of fixed and intangible assets	(472.3)	(530.3)	(494.2)
Investments in and loans to parent and subsidiary companies	522.1	26.6	(20.7)
(Increase) decrease in restricted cash	—	(0.2)	1.7
Principal repayments on loans to equity investments	8.6	16.4	15.7
Proceeds from sale of fixed assets	2.1	3.3	1.5
Proceeds from sale of investments	—	9.8	—
Purchase of investments	(1.5)	(2.0)	—
Acquisitions, net of cash acquired	—	(1.0)	(4,410.9)

Net cash provided by (used in) investing activities	59.0	(477.4)	(4,906.9)

Financing activities
New borrowings, net of financing fees	(49.0)	874.5	5,168.3
Principal payments on long term debt and capital leases	(846.3)	(1,170.8)	(3,299.1)
Issuance of shares	—	—	2,420.6

Net cash (used in) provided by financing activities	(895.3)	(296.3)	4,289.8

Effect of exchange rate changes on cash and cash equivalents	0.4	—	—
(Decrease) increase in cash and cash equivalents	(139.3)	(74.0)	95.9
Cash and cash equivalents at beginning of year	310.0	384.0	288.1

Cash and cash equivalents at end of year	£170.7	£310.0	£384.0

Supplemental disclosure of cash flow information
Cash paid during the year for interest exclusive of amounts capitalized	£391.8	£391.4	£192.9
Income taxes paid	£—	£—	£4.6

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in millions, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Share Capital £0.001 Par Value
							Net (Losses) Gains On Derivatives
			Additional Paid-In Capital	Comprehensive Income (Loss)	Foreign Currency Translation	Pension Liability Adjustments		Accumulated Deficit
	Shares	Par							Total
Balance, December 31, 2005	121,006	—	£1,399.9		—	£(18.2)	£(0.8)	£(627.2)	£(753.7)
Issuance of stock for acquisition of Telewest	84,352	—	2,420.6		—	—	—	—	2,420.6
Issuance of stock for acquisition of Virgin Mobile	19,194	—	550.8		—	—	—	—	550.8
Adjustment to initially apply FAS 158	—	—	—		—	(9.4)	—	—	(9.4)
Comprehensive loss:
Net loss for the year ended December 31, 2006	—	—	—	£(372.3)	—	—	—	(372.3)	(372.3)
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Net losses on derivatives, net of tax	—	—	—	(49.8)	—	—	(49.8)	—	(49.8)
Reclassification of derivative gains to net income, net of tax	—	—	—	34.6	—	—	34.6	—	34.6
Pension liability adjustment, net of tax	—	—	—	7.6	—	7.6	—	—	7.6

				£(379.9)

Balance, December 31, 2006	224,552	—	£4,371.3		—	£(20.0)	£(16.0)	£(999.5)	£3,335.8
Net loss for the year ended December 31, 2007	—	—	—	£(467.3)	—	—	—	(467.3)	(467.3)
Currency translation adjustment	—	—	—	—	—	—	—	—	—
Net losses on derivatives, net of tax	—	—	—	53.8	—	—	53.8	—	53.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(20.4)	—	—	(20.4)	—	(20.4)
Pension liability adjustment, net of tax	—	—	—	19.8	—	19.8	—	—	19.8

				£(414.1)

Balance, December 31, 2007	224,552	—	£4,371.3		—	£(0.2)	£17.4	£(1,466.8)	£2,921.7
Net loss for the year ended December 31, 2007	—	—	—	£(972.7)	—	—	—	(972.7)	(972.7)
Currency translation adjustment	—	—	—	0.4	0.4	—	—	—	0.4
Net losses on derivatives, net of tax	—	—	—	147.8	—	—	147.8	—	147.8
Reclassification of derivative gains to net income, net of tax	—	—	—	(125.1)	—	—	(125.1)	—	(125.1)
Pension liability adjustment, net of tax	—	—	—	(31.3)	—	(31.3)	—	—	(31.3)

				£(980.9)

Balance, December 31, 2008	224,552	—	£4,371.3		£0.4	£(31.5)	£40.1	£(2,439.5)	£1,940.8

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business

        Virgin Media Investment Holdings Limited, or VMIH, is incorporated in the United Kingdom. We are an indirect wholly owned subsidiary of Virgin Media Inc., or Virgin Media. On February 19, 2007, we changed our name from NTL Investment Holdings Limited to Virgin Media Investment Holdings Limited. We conduct our operations primarily through direct and indirect wholly owned subsidiaries.

        Virgin Media Inc. is a leading U.K. entertainment and communications business providing the first "quad-play" offering of broadband, television, mobile telephone and fixed line telephone services in the U.K. together with one of the most advanced TV on demand services available in the U.K. market. As of December 31, 2008, we were the U.K.'s largest residential broadband and mobile virtual network operator and second largest provider in the U.K. of pay television and fixed line telephone services by customer numbers. Through ntl:Telewest Business, which also operates under the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Through Virgin Media Television, or Virgin Media TV, we provide a broad range of programming through our wholly owned channels, such as Virgin1, Living and Bravo; through UKTV, our joint ventures with BBC Worldwide; and through the portfolio of retail television channels operated by sit-up tv.

        We presently manage our business through three reportable segments:

  •
  Cable:  our cable segment includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations, both on our cable network and, to a lesser extent, off our network;

  •
  Mobile:  our mobile segment includes the provision of mobile telephone and data services under the brand name Virgin Mobile to consumers over cellular networks owned by third parties; and

  •
  Content:  our content segment includes the operations of our U.K. television channels, such as Virgin1, Living, Bravo, and sit-up's portfolio of retail television channels. Although not included in our content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

Note 2—Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

        On March 3, 2006, NTL Holdings Inc. (formerly known as NTL Incorporated and now known as Virgin Media Holdings Inc., or Virgin Media Holdings), merged with a subsidiary of NTL Incorporated (formerly known as Telewest Global, Inc., or Telewest, and now known as Virgin Media).

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly owned subsidiary.

        We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of FAS 141, Business Combinations, in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cash flows for Telewest UK Limited are included in the consolidated financial statements from June 19, 2006, the date the restructuring was completed.

        The results of operations and cash flows for Virgin Mobile are included in the consolidated financial statements from July 4, 2006, the date of its acquisition.

Principles of Consolidation

        The consolidated financial statements include the accounts for us and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation. The operating results of acquired companies are included in our consolidated statements of operations from the date of acquisition.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, amounts accrued for vacated properties, the amount to be paid for other liabilities, including contingent liabilities, our pension expense and pension funding requirements, amounts to be paid under our employee incentive plans, costs for interconnection, the amount of costs to be capitalized in connection with the construction and installation of our network and facilities, goodwill and indefinite life assets, long-lived assets, certain other intangible assets and the computation of our income tax expense and liability. Actual results could differ from those estimates.

Fair Values

        We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies including, where appropriate, the recording of adjustments to fair values to reflect non-performance risk. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

and/or estimation methodologies may have a material effect on the estimated fair value amounts. We have based these fair value estimates on pertinent information available to us as of December 31, 2008 and 2007.

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated statement of cash flows for the year ended December 31, 2006 include reclassifications of cash flows from operating activities to provide greater detail on non-cash movements included within this category.

Foreign Currency Translation

        Our reporting currency is the pound sterling because substantially all of our revenues, operating costs and selling general and administrative expenses are denominated in U.K. pounds sterling. Exchange gains and losses on translation of our net equity investments in subsidiaries having functional currencies other than the pound sterling are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Foreign currency transactions involving amounts denominated in currencies other than a subsidiary's functional currency are recorded at the exchange rate ruling at the date of the transaction and are remeasured each period with gains and losses recorded in the consolidated statement of operations.

Cash Equivalents and Restricted Cash

        Cash equivalents are short term highly liquid investments purchased with an original maturity of three months or less. We had cash equivalents totaling £120.2 million and £218.7 million as at December 31, 2008 and 2007, respectively.

        Restricted cash balances of £5.3 million and £5.4 million as at December 31, 2008 and 2007 represent cash balances collateralized against performance bonds given on our behalf.

Trade Receivables

        Our trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. Allowances for doubtful accounts are estimated based on the current aging of trade receivables, prior collection experience and future expectations of conditions that might impact recoverability. The movements in our allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Balance, January 1,	£17.1	£49.4	£39.8
Acquisitions	—	—	15.5
Charged to costs and expenses	30.1	30.3	47.0
Write offs, net of recoveries	(30.7)	(62.6)	(52.9)

Balance, December 31,	£16.5	£17.1	£49.4

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Fixed Assets

        Depreciation is computed by the straight-line method over the estimated useful economic lives of the assets. Land and fixed assets held for sale are not depreciated. Estimated useful economic lives are as follows:

Operating equipment:
Cable distribution plant	8–30 years
Switches and headends	8–10 years
Customer premises equipment	5–10 years
Other operating equipment	8–20 years
Other equipment:
Buildings	20 years
Leasehold improvements	7 years or, if less, the lease term
Computer infrastructure	3–5 years
Other equipment	5–12 years

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

Note 2—Significant Accounting Policies (Continued)

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

        In June 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, or FSP 143-1. The FASB issued FSP 143-1 to address the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive adopted by the European Union. FSP 143-1 requires that the commercial user should apply the provisions of FASB Statement No. 143 and the related FASB Interpretation No. 47 to certain obligations associated with historical waste (as defined by the Directive), since this type of obligation is an asset retirement obligation. FSP 143-1 was effective for the later of the first reporting period ending after June 8, 2005 or the Directive's adoption into law by the applicable European Union-member country. The Directive was adopted by the United Kingdom on December 12, 2006, and was effective January 2, 2007. Management have reviewed their obligations under the law and concluded that an obligation exists for certain of our customer premises equipment. As a result, we recognized an asset retirement obligation of £56.6 million and fixed assets of £23.7 million on the consolidated balance sheet as at December 31, 2006 and a cumulative effect change in accounting principle of £32.9 million in the consolidated statement of operations for the year then ended.

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

Note 2—Significant Accounting Policies (Continued)

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

        During the year ending December 31, 2008, we impaired intangible assets relating to our sit-up reporting unit totaling £14.9 million. As of December 31, 2008, there were no indicators of impairment that suggest the carrying amounts of our long-lived assets are not recoverable.

Deferred Financing Costs

        Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using the effective interest method. Deferred financing costs of £104.8 million and £88.9 million as of December 31, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets.

Restructuring Costs

        As of January 1, 2003, we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146, and recognize a liability for costs associated with restructuring activities when the liability is incurred. Prior to 2003, we recognized a liability for costs associated with restructuring activities at the time a commitment to restructure was given in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), or EITF 94-3. Liabilities for costs associated with restructuring activities initiated prior to January 1, 2003 continue to be accounted for under EITF 94-3.

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

        In 2008, we initiated a restructuring program aimed at driving further improvements in our operational performance and eliminating inefficiencies. Accruals in respect to exit activities within this program are recognized at the date the liability is incurred.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        Rental revenues in respect of line rentals and rental of equipment provided to customers are recognized on a straight-line basis over the term of the rental agreement.

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

Note 2—Significant Accounting Policies (Continued)

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

Advertising Expense

        We expense the cost of advertising as incurred. Advertising costs were £97.2 million, £104.9 million and £80.5 million in 2008, 2007 and 2006, respectively.

Stock-Based Compensation

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. Certain of our employees participate in the stock-based compensation plans of Virgin Media, which are described in Virgin Media's consolidated financial statements. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share Based Payment, or FAS 123R, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or FAS 123. FAS 123R also supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows, or FAS 95.

        Virgin Media adopted FAS 123R on January 1, 2006 and elected to use the modified prospective method, whereby, prior period results were not restated. Stock-based compensation expense is recognized as a component of selling, general and administrative expenses in the consolidated statement of operations.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

Derivative Financial Instruments

        We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. As certain portions of our indebtedness accrue interest at variable rates, we are exposed to volatility in future cash flows and earnings associated with variable interest rate payments. Also, substantially all of our revenue and operating costs are earned and paid in pounds sterling and, to a lesser extent, U.S. dollars and euros, but we pay interest and principal obligations on some of our indebtedness in U.S. dollars and euros. As a result, we have exposure to volatility in future cash flows and earnings associated with changes in foreign currency exchange rates on payments of principal and interest on a portion of our indebtedness. We are also exposed to volatility in future cash flows and earnings associated with foreign currency payments in relation to operating costs and purchase of fixed assets incurred in the normal course of business.

        Our objective in managing our exposure to fluctuations in interest rates and foreign currency exchange rates is to decrease the volatility of our earnings and cash flows caused by changes in underlying rates. To achieve this objective, we have entered into derivative financial instruments. We have established policies and procedures to govern the management of these exposures through a variety of derivative financial instruments, including interest rate swaps, cross-currency interest rate swaps and foreign currency forward rate contracts. By policy, we do not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

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

        We recognize all derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates or foreign currency exchange rates, the change in fair value of the instrument is deferred in accumulated other comprehensive income or loss. Amounts recorded in accumulated other comprehensive income or loss are reclassified to the statement of operations in the same period as the corresponding impact on earnings from the underlying hedged transaction. Changes in fair value of any instrument not designated as an accounting hedge or considered to be ineffective as an accounting hedge are reported in earnings immediately.

        Where an accounting hedge no longer meets the effectiveness criteria, any gains or losses deferred in equity are only transferred to the statement of operations when the committed or forecasted transaction is recognized in the statement of operations. However, where we have applied cash flow hedge accounting for a forecasted or committed transaction that is no longer expected to occur, then the cumulative gain or loss that has been recorded in equity is recognized immediately as gains or losses on derivative instruments in the statement of operations. When an instrument designated as an accounting hedge expires or is sold, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the statement of operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Note 3—Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were adopted by us in the first quarter of 2008 effective January 1, 2008, and did not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or FAS 159. FAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any of our financial assets or liabilities at fair value as a result of the implementation of FAS 159.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. While we are still addressing the impact of the adoption of FAS 141(R), it is not expected to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. While we are still addressing the impact of the adoption of FAS 160, it is not expected to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet adopted the provisions of FAS 161, but we do not expect it to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. FAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FAS 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. We do not expect FAS 162 to have an effect on our financial position, statements of operations, or cash flows at this time.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions

Acquisition of Virgin Mobile

        On July 4, 2006, Virgin Media and VMIH acquired 100% of the outstanding shares and options of the U.K. operation of Virgin Mobile through a U.K. Scheme of Arrangement. Virgin Mobile was the largest mobile virtual network operator in the U.K. with approximately 4.5 million customers at the time of acquisition.

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

Note 4—Acquisitions (Continued)

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

        On June 19, 2006, in connection with the integration of Virgin Media and Telewest, we engaged in a post acquisition restructuring of Telewest UK Limited and its subsidiaries in order to integrate their operations with Virgin Media's existing U.K. operations and to implement permanent financing. This restructuring involved a series of steps that included internal contributions, distributions, mergers and acquisitions as well as borrowings from external sources and contributions of the proceeds of the same to us, to effect our acquisition of the shares of Telewest UK Limited and its subsidiaries. The completion of this restructuring resulted in Telewest UK Limited and its subsidiaries becoming our wholly owned subsidiary.

        We have accounted for the acquisition of Telewest UK Limited and its subsidiaries by applying the principles of FAS 141, Business Combinations in respect to transactions between entities under common control. As a result, the assets acquired and liabilities assumed have been recognized at their historical cost and the results of operations and cash flows for Telewest UK Limited are included in our consolidated financial statements from June 19, 2006, the date the restructuring was completed.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases)

        Fixed assets consist of (in millions):

		December 31,
		2008		2007
	Useful Economic Life	Total	Under Capital Leases	Total	Under Capital Leases
Operating equipment
Cable distribution plant	8–30 years	£5,923.9	£28.8	£5,674.1	£30.1
Switches and headends	8–10 years	740.9	29.4	673.0	37.9
Customer premises equipment	5–10 years	1,062.5	—	994.5	—
Other operating equipment	8–20 years	7.3	—	1.3	—

Total operating equipment		7,734.6	58.2	7,342.9	68.0
Other equipment
Land	—	13.2	—	13.2	—
Buildings	20 years	114.8	—	114.6	—
Leasehold improvements	7 years or, if less, the lease term	55.0	—	50.0	—
Computer infrastructure	3–5 years	237.6	63.5	235.7	36.8
Other equipment	5–12 years	274.6	108.0	263.4	36.8

Total other equipment		695.2	171.5	676.9	73.6

		8,429.8	229.7	8,019.8	141.6
Accumulated depreciation		(3,318.0)	(70.6)	(2,623.4)	(43.3)

		5,111.8	159.1	5,396.4	98.3
Construction in progress		103.2	—	113.9	—

		£5,215.0	£159.1	£5,510.3	£98.3

        During the years ended December 31, 2008, 2007 and 2006, the assets acquired under capital leases totaled £99.2 million, £45.8 million and £24.1 million, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fixed Assets (Including Leases) (Continued)

        Future minimum annual payments under capital and operating leases at December 31, 2008 are as follows (in millions). The table reflects our contractual obligations.

	Capital Leases	Operating Leases
Year ending December 31:
2009	£48.8	£46.7
2010	42.1	43.8
2011	54.1	41.5
2012	27.0	38.9
2013	8.6	36.1
Thereafter	84.2	113.8

Total minimum lease payments	264.8	£320.8

Less: amount representing interest	(90.2)

Present value of net minimum obligations	174.6
Less: current portion	(37.6)

	£137.0

        Leases for buildings, office space and equipment extend through 2034. Total rental expense for the years ended December 31, 2008, 2007 and 2006 under operating leases was £44.6 million, £51.7 million and £57.9 million, respectively.

        During 2008 and 2007, the changes in the asset retirement obligations related to customer premises equipment were as follows (in millions):

	2008	2007
Asset retirement obligation at the beginning of the year	£57.8	£56.6
Assets acquired	14.8	14.1
Liabilities settled	(7.7)	(10.0)
Accretion expense	4.5	4.8
Revisions in cash flow estimates	(12.8)	(7.7)

Asset retirement obligation at the end of the year	£56.6	£57.8

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of (in millions):

		December 31,
	Estimated Useful Life
		2008	2007
Goodwill and intangible assets not subject to amortization:
Goodwill		£1,922.2	£2,325.6
Reorganization value in excess of amounts allocable to identifiable assets		153.2	153.2
Tradenames		16.0	16.5

		£2,091.4	£2,495.3

Intangible assets subject to amortization:
Cost
Customer lists	3–6 years	£1,052.9	£1,555.4
Software and other intangible assets	1–3 years	32.8	27.9
Tradenames and licenses	1–9 years	—	49.5
Contractual relationships	2–3 years	—	6.0

		1,085.7	1,638.8

Accumulated amortization
Customer lists		549.9	783.3
Software and other intangible assets		25.5	15.6
Tradenames and licenses		—	22.3
Contractual relationships		—	3.3

		575.4	824.5

		£510.3	£814.3

        During the year ended December 31, 2008, we impaired tradenames and licences previously recognized within the sit-up reporting unit totaling £14.9 million as part of our goodwill impairment review discussed further below.

        In accordance with our policy, we review the estimated useful lives of our intangible assets on an ongoing basis. As a result of our review, effective January 1, 2008, we reduced our estimates of the remaining useful lives of certain intangible customer lists to better reflect the estimated periods over which these assets will provide benefit. The effect of this change in estimate increased the amortization expense of these assets in 2008 by £57.5 million compared to 2007.

        Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2008 is as follows: £243.3 million in 2009, £148.3 million in 2010, £118.7 million in 2011 and nil thereafter.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

        During the year ended December 31, 2008, assets not subject to amortization were adjusted for the following (in millions):

	Tradenames	Reorganization Value	Goodwill
Balance, December 31, 2006	£16.5	£153.2	£2,351.7
Deferred tax balances	—	—	(14.9)
Disposal of business units	—	—	(1.5)
Finalization of purchase accounting fair values	—	—	(9.7)

Balance, December 31, 2007	£16.5	£153.2	£2,325.6
Deferred tax balances	—	—	(1.3)
Goodwill and intangible asset impairments	(0.5)	—	(402.1)

Balance, December 31, 2008	£16.0	£153.2	£1,922.2

        As at June 30, 2008, we performed our annual impairment review of the goodwill recognized in the Virgin Media TV and sit-up reporting units, included in our Content segment, and the Mobile reporting unit. The fair value of these reporting units were determined through the use of a combination of both the market and income valuation approaches to calculate fair value. We concluded that the fair value of the Virgin Media TV and sit-up reporting units exceeded their carrying value, while the Mobile reporting unit fair value was less than its carrying value.

        The market approach valuations in respect of the Mobile reporting unit have declined from the prior year primarily as a result of declining market multiples of comparable companies. The income approach valuations in respect of the Mobile reporting unit declined as a result of a combination of an increased discount rate, a reduced terminal value multiple and reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the Mobile reporting unit's individual assets and liabilities and have recognized a goodwill impairment charge of £362.2 million in the year ended December 31, 2008.

        As at December 31, 2008, we performed an interim goodwill impairment review of our sit-up reporting unit. In September 2008, we received notification that one of our two licenses to broadcast over Freeview digital terrestrial television was not renewed. Along with this, the downturn in the economy has reduced the level of retail sales. As a result, management concluded that indicators existed that suggested it was more likely than not that the fair value of this reporting unit was less than its carrying value.

        The fair value of the sit-up reporting unit, which was determined through the use of a combination of both the market and income approaches to calculate fair value, was found to be less than the carrying value. The market and income approaches declined as a result of reduced long term cash flow estimates. As a result, we extended our review to include the valuation of the reporting unit's individual assets and liabilities and recognized a goodwill impairment charge of £39.9 million.

        As at December 31, 2008, we performed our annual impairment review of the goodwill recognized in our Cable segment and concluded that no impairment charge was necessary.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Investments

        Through our wholly owned subsidiary Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies and a 49.9% equity investment in the Setanta Sports News channel. These investments are accounted for under the equity method at December 31, 2008. The UKTV joint venture companies operate a portfolio of channels under the UKTV brand. This equity investment was acquired as part of the acquisition of Telewest on March 3, 2006. In accordance with the joint venture agreements between Flextech Broadband Limited and BBC Worldwide, we are required to recognize 100% of any losses for those companies which represent UKTV. The Setanta Sports News channel was incorporated on November 29, 2007 and we have recognized our proportion of the losses from that date.

        Investments consist of (in millions):

	December 31,
	2008	2007
Loans and redeemable preference shares	137.7	145.6
Share of net assets	215.8	223.1

	353.5	368.7

Note 8—Long Term Debt

        Long term debt consists of (in millions):

	December 31,
	2008	2007
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£290.7	£214.2
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	214.2	165.6
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	376.2	277.2
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media Finance PLC	164.1	—
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media (UK) Group Inc	507.0	—
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	68.4	50.4
Senior credit facility	4,189.4	4,804.8
Other loan notes due to affiliates	472.5	284.7
Capital leases	174.6	116.9
Other	4.1	4.8

	6,836.2	6,293.6
Less: current portion	(40.5)	(29.1)

	£6,795.7	£6,264.5

        The effective interest rate on the senior credit facility was 7.3% and 7.8% as at December 31, 2008 and 2007, respectively. The effective interest rate on the floating rate loan notes was 9.8% and 10.2% as at December 31, 2008 and 2007, respectively.

        The terms of the senior notes and senior credit facility as at December 31, 2008 are summarized below.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

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

  •
  6.50% Loan Notes due November 15, 2016—The principal amount at maturity is $1,000 million. Interest is payable semi-annually on May 15 and November 15 commencing November 15, 2008.

  •
  Floating Rate Loan Notes due October 15, 2012—The principal amount at maturity is $100 million. The interest rate on the floating rate loan notes is the three-month LIBOR plus 5.0%. Interest is payable quarterly on January 15, April 15, July 15 and October 15 commencing July 15, 2004.

Senior Credit Facility

        The principal amount outstanding under our senior credit facility at December 31, 2008 was £4,189.4 million. Our senior credit facility comprises a term facility denominated in a combination of pounds sterling, U.S. dollars and euros in aggregate principal amounts of £3,421.9 million, $531.9 million and €423.9 million, and a revolving facility of £100.0 million. At December 31, 2008, the sterling equivalent of £4,189.4 million of the term facility had been drawn and £21.3 million of the revolving credit facility had been utilized for bank guarantees and standby letters of credit.

        The senior credit facility bears interest at LIBOR, US LIBOR or EURIBOR plus a margin currently ranging from 1.625% to 3.625% and the applicable cost of complying with any reserve requirement. The margins on £1,820.0 million of the term loan facilities and on the revolving credit facility ratchet range from 1.25% to 2.25% based on leverage ratios. Interest is payable at least semi-annually. Principal repayments in respect of £1,820 million of the term loan facilities are due semi-annually beginning in March 2010 and ending on March 3, 2011, and the remaining term loan facilities are repayable in full on their maturity dates, which are September 3, 2012 and March 3, 2013. We are also required to make principal repayments out of excess cash flows if certain criteria are met.

        On November 10, 2008, we amended our senior credit facility in order, subject to the repayment condition described below, to defer over 70.3% of the remaining principal payments due in 2010 and 2011 to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

to June 2012 and reset certain financial covenant ratios. These changes will only become effective after we have made certain principal repayments under the senior credit facility totaling £487.0 million, of which £300.0 million was paid in December 2008. We have until August 10, 2009, subject to exercising a three-month extension option, to satisfy the £187.0 million remaining under the repayment condition.

        As part of the amendments, certain lenders have received a margin increase of 1.50% and, subject to the repayment condition, certain other lenders will receive a margin increase of 1.375%. We have paid fees of £49.2 million in 2008 in connection with the amendments and will pay up to an additional £13.0 million in fees upon satisfaction of the repayment condition. The amendments also, among other things, suspended the right of certain lenders to receive a pro rata share of prepayments.

        The facility is secured through a guarantee from Virgin Media Finance PLC. In addition, the bulk of the facility is secured through guarantees and first priority pledges of the shares and assets of substantially all of our operating subsidiaries and of receivables arising under any intercompany loans to those subsidiaries. We are subject to financial maintenance tests under the facility, including a test of liquidity, coverage and leverage ratios applied to us and certain of our subsidiaries. As of December 31, 2008, we were in compliance with these covenants.

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Long Term Debt (Continued)

        Long term debt repayments, excluding capital leases as of December 31, 2008, are due as follows (in millions):

Year ending December 31:
2009	£2.9
2010	854.0
2011	966.3
2012	2,070.0
2013	300.2
Thereafter	2,468.2

Total debt payments	£6,661.6

        On April 13, 2007, we borrowed £890.0 million under our senior credit facility which is repayable in 2012, and used £863.0 million of the net proceeds to repay some of our obligations under our senior credit facility that were originally scheduled to be paid from 2007 to 2011. In April 2007, we also amended our senior credit facility agreement to allow for this £890.0 million of additional indebtedness, the relaxation of certain financial covenants and additional flexibility to pay increased levels of dividends on Virgin Media's common stock.

        On May 15, 2007, we made a mandatory prepayment of £73.6 million on our senior credit facility as a result of cash flow generated in 2006. On December 17, 2007, we made a voluntary prepayment of £200.0 million utilizing available cash reserves. On April 16 2008 we made a voluntary prepayment of £504.0 million predominantly utilizing the proceeds of the senior convertible notes.

        As a result of the senior credit facility amendments described above, and assuming satisfaction of the repayment condition, our revised amortization schedule under our senior credit facility would be as follows: March 2010—£32.7 million, September 2010—£171.6 million, March 2011—£288.4 million, June 2012—£1,167.3 million, September 2012—£2,042.4 million, March 2013—£300.0 million.

Note 9—Fair Value Measurements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or FAS 157. FAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. FAS 157 is effective for certain financial instruments included in financial statements issued for fiscal years beginning after November 15, 2007 and for all other non-financial instruments for fiscal years beginning after November 15, 2008. The provisions of FAS 157 relating to certain financial instruments were required to be adopted by us in the first quarter of 2008 effective January 1, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

        FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or
Inputs other than quoted prices that are observable for the asset or liability
Level 3	Unobservable inputs for the asset or liability

        We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that all of our financial assets and liabilities that are stated at fair value fall in levels 1 and 2 in the fair value hierarchy described above.

        In estimating the fair value of our other financial instruments, we used the following methods and assumptions:

        Cash and cash equivalents, and restricted cash:    The carrying amounts reported in the consolidated balance sheets approximate fair value due to the short maturity and nature of these financial instruments.

        Derivative financial instruments:    As a result of our financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using broker quotations, or market transactions in either the listed or over-the counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. The carrying amounts of our derivative financial instruments are disclosed in note 10.

        Long term debt:    The fair value of our senior credit facility is based upon quoted trading priced in inactive markets for this debt, which incorporates non-performance risk. The fair values of our other debt in the following table are based on the quoted market prices for the underlying third party debt and incorporates non-performance risk. Accordingly, the inputs used to value the debt instruments are classified within level 1 of the fair value hierarchy.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Fair Value Measurements (Continued)

        The carrying amounts and fair values of our long term debt are as follows (in millions):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior credit facility	£4,189.4	£3,048.0	£4,804.8	£4,600.4
8.75% U.S. dollar loan notes due 2014 to Virgin Media Finance PLC	290.7	246.7	214.2	221.0
9.75% Sterling loan notes due 2014 to Virgin Media Finance PLC	375.0	292.5	375.0	358.6
8.75% Euro loan notes due 2014 to Virgin Media Finance PLC	214.2	158.8	165.6	157.6
9.125% U.S. dollar senior notes due 2016 to Virgin Media Finance PLC	376.2	313.1	277.2	283.7
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media Finance PLC	507.0	226.1	—	—
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media (UK) Group Inc	164.1	73.2	—	—
Floating rate loan notes due 2012 to Virgin Media Finance PLC	68.4	68.4	50.4	50.4
Other loan notes due to affiliates	472.5	472.5	284.7	284.7

Concentrations of Credit Risk

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade receivables and derivative contracts.

        At December 31, 2008 and 2007, we had approximately £170.7 million and £310.0 million, respectively, in cash and cash equivalents. These cash and cash equivalents are on deposit with major financial institutions and, as part of our cash management process, we perform regular evaluations of the credit standing of these institutions using a range of metrics. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash balances.

        Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. We perform periodic credit evaluations of our Business customers' financial condition and generally do not require collateral. No single group or customer represents greater than 10% of total accounts receivable.

        Concentrations of credit risk with respect to derivative contracts are focused within a limited number of international financial institutions with which we operate and relate only to derivatives with recorded asset balances at December 31, 2008. We perform regular reviews of the financial institutions with which we operate as to their credit worthiness and financial condition. We have not experienced non-performance by any of our derivative counterparties nor do we expect there to be non-performance risks associated with our counterparties. At December 31, 2008, based on market values, we had 54.4% of our derivative contracts with three financial institutions, each with more than 10% of our total exposure. At December 31, 2007, we had 74.8% of our contracts by market value with four financial institutions, each with more than 10% of our total exposure.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities

        The fair values of our derivative instruments recorded on our consolidated balance sheet were as follows (in millions):

	December 31, 2008	December 31, 2007
Included within derivative financial instruments, current assets:
Foreign currency forward rate contracts	£100.8	£—
Interest rate swaps	6.1	4.1
Cross-currency interest rate swaps	61.5	—

	£168.4	£4.1

Included within derivative financial instruments, long term assets:
Foreign currency forward rate contracts	£—	£18.3
Interest rate swaps	—	11.2
Cross-currency interest rate swaps	435.7	30.6

	£435.7	£60.1

Included within derivative financial instruments, current liabilities:
Foreign currency forward rate contracts	£79.6	£—
Cross-currency interest rate swaps	4.8	—

	£84.4	£—

Included within derivative financial instruments, long term liabilities:
Foreign currency forward rate contracts	£—	£67.9
Interest rate swaps	11.5	—
Cross-currency interest rate swaps	31.1	54.4

	£42.6	£122.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The gains or losses on derivative instruments recognized through the consolidated statement of operations and consolidated statement of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2008	2007	2006
Net settlements gains (losses) included within interest expense:
Interest rate swaps	£20.7	£11.9	£(24.7)
Cross-currency interest rate swaps	(6.4)	(16.7)	(5.0)

	£14.3	£(4.8)	£(29.7)

Changes in fair value included within accumulated other comprehensive income:
Interest rate swaps	£0.7	£(0.1)	£10.9
Cross-currency interest rate swaps	207.1	53.9	(60.7)

	£207.8	£53.8	£(49.8)

Changes in fair value include within gains(losses) on derivative instruments:
Interest rate swap ineffectiveness	£(0.1)	£8.1	£0.8
Cross-currency interest rate swap ineffectiveness	—	1.5	(1.5)
Derivative instruments not designated as hedges	283.8	(12.1)	2.0

	£283.7	£(2.5)	£1.3

Changes in fair value included within foreign currency gains (losses)
Cross-currency interest rate swaps	£—	£0.2	£(4.1)
Foreign currency forward rate contracts	70.7	(4.0)	(72.0)

	£70.7	£(3.8)	£(76.1)

        During the years ended December 31, 2008, 2007 and 2006, the reclassification of derivative gains to foreign currency (losses) gains in the consolidated statement of operations included a gain of £147.8 million, a gain of £40.8 million and a loss of £55.0 million, respectively. In all periods presented, the amount of ineffectiveness and gains or losses reclassified into earnings as a result of discontinuance of cash flow hedges was not material.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of December 31, 2008, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with £3,167 million of our outstanding senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates between 4.81% and 5.38%. All of the interest rate swaps entered into as part of our current financing arrangements became effective during 2006 and mature in April 2009. We have also entered into additional interest rate swaps covering the period from April 2009 to April 2010 at fixed rates between 1.49% and 3.05%.

        We originally designated all of the interest rate swaps entered into as part of our current financing arrangements as cash flow hedges under FAS 133 because they are highly effective hedges against

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

changes in the amount of future cash flows attributable to changes in LIBOR. Some of these interest rate swaps are no longer effective under the criteria of FAS 133 due to the prepayments made during 2007 and 2008 under the senior credit facility. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our consolidated statement of operations.

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of December 31, 2008, we had outstanding cross-currency interest rate swaps with principal amounts of $2,528 million and €653 million. We currently mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar denominated 8.75% senior notes due 2014, interest payments on the U.S. dollar denominated 9.125% senior notes due 2016, interest payments due on the U.S. dollar denominated 6.50% notes due 2016 and interest payments on the euro denominated 8.75% senior notes due 2014. Under these cross-currency swaps, we receive interest in U.S. dollars at a fixed rate of 8.75% for the 2014 senior notes, 6.50% for the 2016 senior notes and 9.125% for the 2016 senior notes. We also receive interest in euros at a fixed rate of 8.75% for the 2014 senior notes. In exchange, we make payments of interest in pound sterling at fixed rates of 9.42% for the U.S. dollar denominated senior notes due 2014, 6.93% for the U.S. dollar denominated senior notes due 2016, 8.54% for the U.S. dollar denominated senior notes due 2016 and 10.26% for the euro denominated senior notes due 2014.

        We have designated principal amounts totaling $975 million and €225 million of these cross-currency interest rate swaps as cash flow hedges under FAS 133 because they hedge the changes in the pound sterling value of the principal and interest payments on our U.S. dollar and euro denominated senior notes, that result from changes in the U.S. dollar, euro and pound sterling exchange rates. Certain cross-currency interest rate swaps entered into under our previous and current financing arrangements are no longer designated as accounting hedges under FAS 133 but continue to mitigate our exposure to interest rate and foreign exchange rate risks. Changes in the fair value of these contracts are recognized through gains (losses) on derivative instruments in our consolidated statement of operations.

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the U.S. Dollar Senior Notes

        As of December 31, 2008, we had outstanding foreign currency forward rate contracts to purchase $425 million, maturing in April 2009. These contracts economically hedge changes in the pound sterling value of the U.S. dollar denominated principal obligation relating to the 8.75% senior notes due 2014 caused by changes in the U.S. dollar and pound sterling exchange rates.

        These foreign currency forward rate contracts have not been designated as accounting hedges under FAS 133. As such, the contracts are carried at fair value on our balance sheet with changes in the fair value recognized immediately in the consolidated statement of operations. The foreign currency forward rate contracts do not subject us to material volatility in our earnings and cash flows because changes in the fair value partially mitigate the gains or losses on the translation of our U.S. dollar denominated debt into the functional currency pound sterling in accordance with FAS 52, Foreign Currency Translation. Changes in fair value of these contracts are reported within foreign currency transaction gains (losses).

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Derivative Financial Instruments and Hedging Activities (Continued)

        The foreign exchange risks relating to the $550 million 9.125% senior notes due 2016, the €225 million senior notes due 2014 and the $531.9 million and €423.9 million principal obligations under the senior credit facility is being mitigated through the use of cross-currency interest rate swaps, some of which qualify as accounting hedges and some of which do not.

Note 11—Employee Benefit Plans

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Obligations and Funded Status

        The change in projected benefit obligation was as follows (in millions):

	Year ended December 31,
	2008	2007
Benefit obligation at beginning of year	£323.9	£336.9
Service cost	1.4	2.4
Interest cost	18.3	16.7
Members' contributions	0.4	0.4
Plan amendments	0.1	—
Transfer of liability	—	2.9
Actuarial gains	(24.9)	(24.5)
Benefits paid	(11.4)	(11.1)
Plan settlements	—	0.2

Benefit obligation at end of year	£307.8	£323.9

        The change in plan assets was as follows (in millions):

	Year ended December 31,
	2008	2007
Fair value of plan assets at beginning of year	£318.6	£296.0
Actual return on plan assets	(47.2)	14.3
Employer contributions	13.5	16.9
Employee contributions	0.4	0.4
Transfer of assets	—	2.1
Benefits paid	(11.4)	(11.1)

Fair value of plan assets at end of year	£273.9	£318.6

        The funded status as of December 31, 2008 and 2007 was as follows (in millions):

	Year ended December 31,
	2008	2007
Projected benefit obligation	£307.8	£323.9
Plan assets	273.9	318.6

Funded status	(33.9)	(5.3)
Current liability	—	—

Non-current liability	£(33.9)	£(5.3)

        The accumulated benefit obligation for all defined benefit plans was £301.4 million and £314.1 million at December 31, 2008 and 2007, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Amount Included in Other Comprehensive Income

        The amount included in other comprehensive income for the years ended December 31, 2008 and 2007 consisted of (in millions):

	Year ended December 31,
	2008	2007
Actuarial loss (gain) recognized in other comprehensive income	£43.8	£(19.8)
Prior year service cost recognized in other comprehensive income	0.1	—
Less actuarial loss recognized	—	—
Less prior year service cost recognized	—	—
Less transitional obligation recognized	—	—

Amount included in other comprehensive income	£43.9	£(19.8)

        The following table presents the amounts recognized in accumulated other comprehensive income as at December 31, 2008 and 2007 that have not yet been recognized as components of net periodic benefit cost (in millions):

	Year ended December 31,
	2008	2007
Net actuarial loss	£44.0	£0.2
Net prior year service cost	0.1	—
Net transition obligation	—	—

Amount included in accumulated other comprehensive income	£44.1	£0.2

        None of these amounts are expected to be recognized in the net periodic benefit cost in 2009.

        The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets (in millions):

	December 31,
	2008	2007
Accumulated benefit obligation	£301.4	£—
Fair value of plan assets	273.9	—

        The following table presents information for pension plans with a projected benefit obligation in excess of plan assets (in millions):

	December 31,
	2008	2007
Projected benefit obligation	£307.8	£323.9
Fair value of plan assets	273.9	318.6

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

        The components of net periodic benefit costs were as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Service cost	£1.4	£2.4	£2.5
Interest cost	18.3	16.7	15.7
Expected return on plan assets	(21.5)	(19.0)	(16.7)
Recognized actuarial loss	—	—	1.1
Plan settlements	—	0.2	1.0

Total net periodic benefit cost	£(1.8)	£0.3	£3.6

        As a result of the sale of our Broadcast operations on January 31, 2005, we have retained the earned pension and other post-retirement benefits liabilities related to certain employees of the Broadcast operations. Accordingly, the information disclosed in the tables above includes amounts relating to liabilities of these employees.

Assumptions

        The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2008	2007
Discount rate	5.75%	5.75%
Rate of compensation increase	3.00%	3.50%

        The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2008	2007
Discount rate	5.75%	5.00%
Expected long term rate of return on plan assets	6.68%	6.57%
Rate of compensation increase	3.50%	3.25%

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

	December 31,
	2008	2007
Asset Category
Equity Securities	33.2%	50.8%
Debt Securities	55.2%	43.5%
Real Estate	1.9%	2.1%
Hedge Funds	9.0%	—%
Other	0.7%	3.6%

Total	100.0%	100.0%

        The trustees of the main defined benefit pension scheme, which makes up approximately 85% of the assets of our two defined benefit pension plans, have in place an investment strategy that targets an allocation of 40% equities, 10% hedge funds, 3% property and 47% bonds and cash, at December 31, 2008. The assets are managed by a number of fund managers, which means as markets move relative to each other the assets move away from the target investment strategy. Relatively small deviations from the target investment strategy are permitted; however rebalancing of the assets will be carried out from time to time. As the main defined benefit pension scheme is now closed to new entrants, it is anticipated that the investment strategy will move towards a higher proportion of bonds over time to reflect the steadily maturing profile of liabilities and the improvement in the funding position.

        There were no directly owned shares of Virgin Media's common stock included in the equity securities at December 31, 2008 or 2007.

Cash Flows

        We expect to contribute a total of £13.5 million to our defined benefit pension plans during 2009.

Estimated Future Benefit Payments

        The benefits expected to be paid out of the pension plans in total are set out below for each of the next five years and the following five years in aggregate. The benefits expected to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2008 and include estimated future employee services (in millions):

Year ending December 31,	Pension Benefits
2009	£11.7
2010	12.7
2011	13.7
2012	14.8
2013	16.0
Years 2014–2018	101.5

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Employee Benefit Plans (Continued)

Defined Contribution Pension Plans

        Our subsidiaries operate defined contribution pension plans in the U.K. The total expense in relation to these plans was £14.7 million, £15.3 million and £12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12—Restructuring and other charges

        Restructuring and other charges in the year to December 31, 2008 related primarily to contract and lease exit costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges in the year ended December 31, 2007 related primarily to employee termination costs and lease exit costs in connection with our restructuring programs initiated in respect of the reverse acquisition of Telewest.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan will involve the incurrence of substantial operating and capital expenditures, including certain costs which we expect to treat as restructuring costs under FAS 146. In total, we expect to incur up to £45.0 million in employee termination costs, up to £55.0 million in lease and contract exit costs, up to £40.0 million in capital expenditures and up to £60.0 million in other general and administration expenditures in relation to this plan over a three year period.

        The following tables summarize, for the years ended December 31, 2006, 2007 and 2008, our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Restructuring and other charges (Continued)

during 2006 and the accruals for our restructuring plans announced in the fourth quarter of 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals		2008 Restructuring Accruals		Total
	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2005	£42.5	£—	£—	£—	£—	£42.5
Accruals resulting from business acquisition recognized under EITF 95-3	—	43.2	45.9	—	—	89.1
Charged to expense	3.7	37.4	21.2	—	—	62.3
Utilized	(5.5)	(60.2)	(3.7)	—	—	(69.4)

Balance, December 31, 2006	40.7	20.4	63.4	—	—	124.5
Amendments offset against goodwill	—	—	(11.3)	—	—	(11.3)
Charged to expense	3.4	26.4	5.3	—	—	35.1
Revisions	(0.1)	—	(7.8)	—	—	(7.9)
Utilized	(10.0)	(34.9)	(10.7)	—	—	(55.6)

Balance, December 31, 2007	34.0	11.9	38.9	—	—	84.8
Charged to expense	2.2	—	3.4	1.9	13.5	21.0
Revisions	(1.0)	(1.6)	3.6	—	—	1.0
Utilized	(19.2)	(10.3)	(7.8)	—	—	(37.3)

Balance, December 31, 2008	£16.0	£—	£38.1	£1.9	£13.5	£69.5

Note 13—Income Taxes

        The expense (benefit) for income taxes consists of the following (in millions):

	Year ended December 31,
	2008	2007	2006
Current:
U.K. taxes	£(4.7)	£(4.9)	£(1.8)

Total current	£(4.7)	£(4.9)	£(1.8)

Deferred:
U.K. taxes	£(3.4)	—	—
U.S. taxes	(1.8)	5.5	—

Total deferred	£(5.2)	£5.5	£—

Total	£(9.9)	£0.6	£(1.8)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        There are significant current year losses in the U.K. The current tax benefit relates to amounts receivable in respect of the sale of U.K. tax losses to an equity method investee. The 2008 federal deferred tax benefit largely relates to holding an equity method investment. The foreign deferred tax benefit relates to the decrease in our deferred tax asset valuation resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the year that are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in millions):

	December 31,
	2008	2007
Deferred tax liabilities:
Intangibles	£143.2	£221.3
Equity investments	79.2	81.0
Derivative instruments	15.7	—

Total deferred tax liabilities	238.1	302.3

Deferred tax assets:
Net operating losses	970.0	886.1
Capital losses	3,388.6	3,410.4
Depreciation and amortization	2,047.7	2,069.8
Accrued expenses	36.8	16.6
Capitalized costs and other	163.3	216.1

Total deferred tax assets	6,606.4	6,599.0
Valuation allowance for deferred tax assets	(6,447.5)	(6,377.7)

Net deferred tax assets	158.9	221.3

Net deferred tax liabilities	£79.2	£81.0

        The following table summarizes the movements in our deferred tax valuation allowance during the years ended December 31, 2008, 2007 and 2006 (in millions):

	Year ended December 31,
	2008	2007	2006
Balance, January 1,	£6,377.7	£6,543.7	£5,717.6
Acquisitions	—	—	699.1
Effect of changes in tax rates	—	(446.4)	—
Increase in UK deferred tax attributes	69.8	280.4	127.0

Balance, December 31,	£6,447.5	£6,377.7	£6,543.7

        A valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized. To the extent that the portion of the valuation allowance that existed at

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

January 10, 2003 is reduced, the benefit would reduce excess reorganization value, then reduce other intangible assets existing at that date, then be credited to paid in capital. The majority of the valuation allowance relates to tax attributes that existed at January 10, 2003. Following the adoption of FAS 141(R) effective January 1, 2009, any future benefit will be recognized as a reduction of income tax expense.

        At December 31, 2008 we have U.K. net operating loss carryforwards of £3.4 billion that have no expiration date. Pursuant to U.K. law, these losses are only available to offset income of the separate entity that generated the loss. A portion of the U.K. net operating loss carryforwards relates to dual resident companies, of which the U.S. net operating loss carryforward amount is £1.6 billion that expire between 2010 and 2027. U.S. tax rules will limit our ability to utilize the U.S. losses. We also have U.K. capital loss carryforwards of £12.1 billion that have no expiration date. However, we do not expect to realize any significant benefit from these capital losses, which can only be used to the extent we generate U.K. taxable capital gain income in the future from assets held by former NTL companies.

        At December 31, 2008, we had fixed assets on which future U.K. tax deductions can be claimed of £12.9 billion. The maximum amount that can be claimed in any one year is 20% of the remaining balance, after additions, disposals and prior claims.

        The reconciliation of income taxes computed at U.K. statutory rates to income tax expense (benefit) is as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Benefit at U.K. statutory rate (2008: 28.5%, 2007 and 2006: 30%)	£(279.8)	£(140.0)	£(103.0)
Add:
Permanent book—tax differences	132.7	6.3	6.4
Foreign losses with no benefit	140.6	134.3	94.8
Foreign tax benefit offsetting OCI tax expense	(3.4)	—	—

	£(9.9)	£0.6	£(1.8)

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

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	2008	2007
Balance at January 1,	£1.1	£3.3
Additions based on tax positions related to the current year	—	—
Additions for tax provisions of prior years	0.4	—
Reductions for tax provisions of prior years	—	(2.2)
Reductions for lapse of applicable statute of limitation	—	—
Settlements	—	—

Balance at December 31,	£1.5	£1.1

        The total amount of unrecognized tax benefits as of December 31, 2008 and 2007 was £1.5 million and £1.1 million, respectively. If subsequently recognized, these would not impact the effective tax rate, but would reduce goodwill. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have accrued interest in respect of unrecognized tax benefits of £0.2 million and £0.1 million at December 31, 2008 and 2007, respectively. There was an interest accrual of £0.1 million in income tax expense for the year ended December 31, 2008.

        The statute of limitations is open for the years 2005 to 2008 in the U.S. and 2006 to 2008 in the U.K., our major tax jurisdictions.

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

Note 14—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media. We charge Virgin Media and our other group companies for operating costs and selling, general and administrative expenses incurred by us on their

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions (Continued)

behalf. The following information summarizes our significant related party transactions with Virgin Media and its group companies (in millions):

	Year ended December 31,
	2008	2007	2006
Operating costs	£48.6	£45.1	£47.7
Selling, general and administrative expenses	46.8	59.7	110.2

	£95.4	£104.8	£157.9

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Virgin Enterprises Limited

        We have identified Virgin Enterprises Limited as a related party to us. Virgin Entertainment Investment Holdings Limited became a holder of Virgin Media Inc's common stock as a result of its acquisition of Virgin Mobile on July 4, 2006. As of December 31, 2008, Virgin Entertainment Investment Holdings Limited beneficially owned 10.4% of Virgin Media Inc.'s common stock (based on SEC filings). Virgin Enterprises Limited is a wholly owned subsidiary of Virgin Entertainment Investment Holdings Limited. In addition, Gordon McCallum is a member of Virgin Media Inc.'s Board of Directors and is a Director at Virgin Enterprises Limited.

        We own and have the right to use registered trademarks, including the exclusive right to use the "Virgin" name and logo in connection with our corporate activities and in connection with the activities of our consumer and a large part of our content businesses under license from Virgin Enterprises Limited. This license with Virgin Enterprises Limited is for a 30-year term and exclusive to us within the U.K. and Ireland. The license entitles us to use the "Virgin" name for the TV, broadband internet, telephone and mobile phone services we provide to our residential customers, as well as the acquisition and branding of sports, movies and other premium television content and the sale of certain communications equipment, such as set top boxes and cable modems. For our content operations, we are entitled to use the "Virgin Media Television" name for the creation, distribution and management of our wholly owned television channels, and to use the "Virgin" name for our television channel, Virgin1. Our license agreement provides for an annual royalty of 0.25% of certain consumer and content revenues, subject to a minimum annual royalty of £8.7 million, except for Virgin1, where we pay an annual royalty of 0.5% of revenues received by Virgin1, subject to a minimum of £100,000. As part of the agreement, we have the right to adopt, and have adopted, a company name for our parent, Virgin Media Inc., over which together with the name "Virgin Media", we retain worldwide exclusivity. Under a related agreement, Virgin Enterprises Limited has the right to propose a candidate to fill a seat on Virgin Media Inc.'s Board of Directors. Pursuant to this right, Virgin Enterprises Limited proposed Gordon McCallum who was appointed to Virgin Media Inc.'s Board of Directors. During the years ended December 31, 2008 and 2007 and the period from July 4, 2006 to December 31, 2006, respectively, we incurred expenses of £8.9 million, £8.7 million and £5.8 million for charges in respect of brand licensing and promotion of which £4.5 million and £4.8 million was payable at December 31, 2008 and December 31, 2007, respectively.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions (Continued)

Virgin Retail Limited

        We had previously identified Virgin Retail Limited, an affiliate of Virgin Enterprises Limited, as a related party to us. We had agreements with Virgin Retail Limited in respect to sales of our communications services (such as internet, television, fixed line telephone and mobile telephone services), through the various Virgin Megastores outlets. On September 17, 2007, the Virgin Group sold its interest in Virgin Megastores and it therefore ceased to be a related party. We incurred expenses of £2.3 million during the period to September 2007 and £1.8 million during the period from July 4, 2006 to December 31, 2006, for charges in respect to these stores. As part of the agreement, Virgin Retail Limited passed through proceeds on sales of mobile handsets, vouchers and other stock items to us. We recognized revenues totaling £6.5 million during the period from January 1, 2007 to September 17, 2007 and £5.7 million during the period from July 4, 2006 to December 31, 2006.

Other Virgin Companies

        As a licensee of the "Virgin" brand name, we participate in mutually beneficial activities with other Virgin companies. These arrangements are in the ordinary course of business and believed to be on arm's length terms.

UKTV Joint Ventures

        Through our wholly owned subsidiary, Flextech Broadband Limited, we own a 50% equity investment in the UKTV joint venture companies. We have therefore identified the UKTV joint venture companies as related parties to us. We also carry the UKTV channels in our pay television packages available to our customers.

        As at December 31, 2008 and 2007, included in the balance sheet were amounts related to our share of net assets, loans receivable, redeemable preference shares, and other payables and receivables in respect of the UKTV joint ventures totaling £353.5 million and £367.7 million, respectively.

        We pay UKTV for purchases of television programming rights and receive payments in respect of advertising and other business support services provided to UKTV. During the year ended December 31, 2008 and 2007 and the period from June 19, 2006 to December 31, 2006, the net expense recognized in respect to these transactions through the consolidated statement of operations totaled £22.1 million, £21.4 million and £11.7 million, respectively. These amounts are settled on a net basis at regular intervals.

        During the years ended December 31, 2008 and 2007 and the period from June 19, 2006 to December 31, 2006, we received cash payments from UKTV for loan principal payments, interest, dividends and consortium tax relief totaling £46.7 million, £38.3 million and £23.6 million, respectively.

Note 15—Commitments and Contingent Liabilities

        At December 31, 2008, we were committed to pay £678.0 million for equipment and services. This amount includes £311.2 million for operations and maintenance contracts and other commitments from

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Commitments and Contingent Liabilities (Continued)

January 1, 2010 to 2016. The aggregate amount of the fixed and determinable portions of these obligations for the succeeding five fiscal years and thereafter is as follows (in millions):

Year ending December 31:
2009	£366.8
2010	105.2
2011	88.4
2012	45.1
2013	20.5
Thereafter	52.0

£678.0

        We are involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employee and employee benefits which arise in the ordinary course of our business. In accordance with FASB Statement No. 5, Accounting for Contingencies, or FAS 5, we recognize a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Whilst litigation is inherently unpredictable, we believe that we have valid defenses with respect to legal matters pending against us. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

        Our banks have provided guarantees in the form of performance bonds on our behalf as part of our contractual obligations. The fair value of the guarantees has been calculated by reference to the monetary value for each performance bond. The amount of commitment expires over the following periods (in millions):

Year ending December 31:
2009	£12.4
2010	5.5
2011	—
2012	—
2013	—
Thereafter	7.6

£25.5

Note 16—Industry Segments

        Our reportable segments Cable, Content and Mobile are based on our method of internal reporting. Our primary segment is our Cable segment, which consists of the distribution of television programming to consumers and the provision of broadband and fixed line telephone services to consumers, businesses and public sector organizations on our cable network and, to a lesser extent, off

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Industry Segments (Continued)

our cable network. We operate a Content segment through our wholly owned subsidiaries Virgin Media Television Limited, or Virgin Media TV, and sit-up Limited, or sit-up, which supply television programming to the U.K. pay television broadcasting market including our televised shopping unit sit-up tv, which markets and retails a wide variety of consumer products using an auction-based format. We operate our Mobile segment through our wholly owned subsidiary, Virgin Mobile Holdings (UK) Limited, which consists of our mobile telephony business. Our segments operate entirely in the U.K. and no single customer represents more than 5% of our overall revenue.

        Segment operating income before depreciation, amortization, restructuring and other charges and goodwill and intangible asset impairments, which we refer to as Segment OCF, is management's measure of segment profit as permitted under FAS 131, Disclosures about Segments of an Enterprise and Related Information. Our management, including our chief executive officer who is our chief operating decision maker, considers Segment OCF as an important indicator of the operational strength and performance of our segments. Restructuring and other charges, which is excluded from Segment OCF, are included in the Cable segment below.

        Segment OCF excludes the impact of certain costs and expenses that do not directly affect our cash flows. Restructuring and other charges are also excluded from Segment OCF as management believes they are not characteristic of our underlying business operations. The business segments disclosed in the consolidated financial statements are based on this organizational structure and information reviewed by our management to evaluate the business segment results.

        Segment information for the years ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	Year ended December 31, 2008
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,971.5	£363.6	£570.0	£—	£3,905.1
Inter segment revenue	3.2	25.7	—	(28.9)	—
Operating costs	(1,145.1)	(310.2)	(351.0)	25.7	(1,780.6)
Selling, general and administrative expenses	(646.0)	(81.4)	(113.3)	3.2	(837.5)

Segment OCF	1,183.6	(2.3)	105.7	—	1,287.0
Depreciation, amortization and restructuring and other charges	(1,080.1)	(18.9)	(102.2)	—	(1,201.2)
Goodwill and intangible asset impairments	—	(54.8)	(362.2)	—	(417.0)

Operating income (loss)	£103.5	£(76.0)	£(358.7)	£—	£(331.2)

Identifiable assets	£9,237.7	£527.3	£775.4	£—	£10,540.4

Goodwill (included in identifiable assets)	£1,277.8	£42.8	£601.6	£—	£1,922.2

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Industry Segments (Continued)

	Year ended December 31, 2007
	Cable	Content	Mobile	Elims.	Total
Revenue	£3,013.7	£348.1	£597.6	£—	£3,959.4
Inter segment revenue	4.1	24.4	—	(28.5)	—
Operating costs	(1,151.8)	(287.1)	(370.5)	24.5	(1,784.9)
Selling, general and administrative expenses	(713.2)	(72.9)	(118.4)	4.0	(900.5)

Segment OCF	1,152.8	12.5	108.7	—	1,274.0
Depreciation, amortization and restructuring and other charges	(1,128.9)	(19.4)	(87.4)	—	(1,235.7)

Operating income (loss)	£23.9	(6.9)	£21.3	£—	£38.3

Identifiable assets	£9,081.3	£606.2	£1,258.3	£—	£10,945.8

Goodwill (included in identifiable assets)	£1,277.8	£82.7	£965.1	£—	£2,325.6

	Year ended December 31, 2006
	Cable	Content	Mobile	Elims.	Total
Revenue	£2,492.6	£212.4	£292.1	£—	£2,997.1
Inter segment revenue	2.1	11.7	(0.3)	(13.5)	—
Operating costs	(983.0)	(168.3)	(196.6)	19.0	(1,328.9)
Selling, general and administrative expenses	(611.1)	(48.1)	(65.0)	2.7	(721.5)

Segment OCF	900.6	7.7	30.2	8.2	946.7
Depreciation, amortization and restructuring and other charges	(883.9)	(5.9)	(41.7)	—	(931.5)

Operating income (loss)	£16.7	£1.8	£(11.5)	£8.2	£15.2

Identifiable assets	£9,712.7	£634.3	£1,339.3	£—	£11,686.3

Goodwill (included in identifiable assets)	£1,295.9	£85.6	£970.2	£—	£2,351.7

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGIN MEDIA INC.
Date: February 26, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: February 26, 2009	By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: February 26, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer

Date: February 26, 2009	By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VIRGIN MEDIA INC.

Name		Title	Date

By:	/s/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer and Director (principal executive officer)	February 26, 2009
By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott	Chief Financial Officer (principal financial officer)	February 26, 2009
By:	/s/ ROBERT C. GALE Robert C. Gale	Vice President—Controller (principal accounting officer)	February 26, 2009
By:	/s/ CHARLES ALLEN Charles Allen	Director	February 26, 2009
By:	/s/ EDWIN M. BANKS Edwin M. Banks	Director	February 26, 2009
By:	/s/ JEFFREY D. BENJAMIN Jeffrey D. Benjamin	Director	February 26, 2009
By:	/s/ JAMES A. CHIDDIX James A. Chiddix	Director	February 26, 2009
By:	/s/ ANDREW COLE Andrew Cole	Director	February 26, 2009
By:	/s/ WILLIAM R. HUFF William R. Huff	Director	February 26, 2009
By:	/s/ GORDON D. MCCALLUM Gordon D. McCallum	Director	February 26, 2009

Name		Title	Date

By:	/s/ JAMES F. MOONEY James F. Mooney	Director	February 26, 2009
By:	/s/ JOHN RIGSBY John Rigsby	Director	February 26, 2009
By:	/s/ STEVEN J. SIMMONS Steven J. Simmons	Director	February 26, 2009
By:	/s/ GEORGE R. ZOFFINGER George R. Zoffinger	Director	February 26, 2009

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

Name		Title	Date

By:	/s/ NEIL A. BERKETT Neil A. Berkett	Chief Executive Officer (principal executive officer)	February 26, 2009
By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott	Chief Financial Officer (principal accounting and financial officer)	February 26, 2009
By:	/s/ ROBERT C. GALE Robert C. Gale	Director	February 26, 2009
By:	/s/ ROBERT M. MACKENZIE Robert M. Mackenzie	Director	February 26, 2009

EXHIBIT INDEX

Exhibit No.
2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 14, 2005, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 20, 2005).
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of January 30, 2006, among NTL Incorporated, Telewest Global, Inc., Neptune Bridge Borrower LLC and Merger Sub Inc. (Incorporated by reference to Exhibit 2.2. to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).
2.3	Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 12, 2003).
2.4	Master Agreement relating to National Transcommunications Limited and NTL Digital Limited among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 1 December 2004 (Incorporated by reference to Exhibit 2.10 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.5	Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 23 December 2004 (Incorporated by reference to Exhibit 2.11 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.6	Second Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.12 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.7	Third Deed of Variation to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited and Macquarie U.K. Broadcast Holdings Limited, dated 31 January 2005 (Incorporated by reference to Exhibit 2.13 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).
2.8	Deed of Accession and Adherence to the Master Agreement among NTL Group Limited, NTL (Chichester) Limited, NTL Digital Ventures Limited, Macquarie U.K. Broadcast Limited, Macquarie U.K. Broadcast Holdings Limited and NTL Ventures Limited, dated 27 January 2005 (Incorporated by reference to Exhibit 2.14 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on February 3, 2005).

Exhibit No.
2.9	Share Sale Agreement relating to ntl Communications (Ireland) Limited and ntl Irish Networks Limited, dated as of May 9, 2005, among ntl Group Limited, ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
2.10	Deed of Tax Covenant relating to ntl Communications (Ireland) Limited, ntl Irish Networks Limited and their subsidiaries, dated as of May 9, 2005, among ntl Irish Holdings Limited, ntl (Chichester) Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
2.11	Asset Transfer Agreement, dated as of May 9, 2005, between ntl Group Limited and MS Irish Cable Holdings B.V. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 10, 2005).
3.1	Second Restated Articles of Incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2	Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.1	High Yield Intercreditor Deed dated 13 April 2004 among NTL Cable PLC as Issuer, NTL Investment Holdings Limited as Borrower and as High Yield Guarantor, Credit Suisse First Boston as Facility Agent and Bank Group Security Trustee, The Bank of New York as High Yield Trustee, the Senior Lenders named therein, the Intergroup Debtor named therein and the Intergroup Creditor named therein (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).
4.2	Group Intercreditor Deed dated 3 March 2006 as amended and restated on 13 June 2006 and 10 July 2006 between, among others, Deutsche Bank AG, London Branch as Facility Agent and Security Trustee and the Seniors Lenders, the Intergroup Debtors and the Intergroup Creditors named therein (excluding schedules) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 13, 2006).
4.3	Barclays Intercreditor Agreement dated 3 March 2006 between, among others, Yorkshire Cable Communications Limited, Sheffield Cable Communications Limited, Yorkshire Cable Properties Limited, Cable London Limited, Barclays Bank PLC and Deutsche Bank AG, London Branch as Security Trustee. (Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
4.4	Equity Registration Rights Agreement, dated as of January 10, 2003, by and among NTL Incorporated and the stockholders listed on the signature pages thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).
4.5	Registration Rights Agreement, dated as of September 26, 2003, between NTL Incorporated and W.R. Huff Asset Management Co., L.L.C. (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on September 26, 2003).

Exhibit No.
4.6	Registration Rights Agreement dated June 24, 2004 among Telewest Global, Inc., and Holders listed on the Signature pages thereto (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on January 30, 2006).
4.7	Rights Agreement, dated March 25, 2004, between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 4.36 to Amendment No. 2 to the Registration Statement on Form S-4 of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 30, 2004).
4.8	Amendment No. 1, dated as of October 2, 2005, to the Rights Agreement, dated as of March 25, 2004, among Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 3, 2005).
4.9	Amendment No. 2, dated as of March 3, 2006, to the Rights Agreement between Telewest Global, Inc. and The Bank of New York, as Rights Agent (Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 8-A of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.10	Series A Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer & Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 3 to the Registration Statement on Form 8-A of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on January 10, 2003).
4.11	First Supplemental Warrant Agreement, dated as of March 3, 2006, among NTL Incorporated, NTL Holdings Inc., Bank of New York, as successor Warrant Agent, and Continental Stock and Trust Company, amending the Warrant Agreement, dated as of January 10, 2003, by and between NTL Incorporated and Continental Stock Transfer and Trust Company, as Warrant Agent (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 6, 2006).
4.12	Second Supplemental Warrant Agreement, dated as of December 11, 2007, by and between Virgin Media Inc. and The Bank of New York as Warrant Agent (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
4.13	Indenture, dated as of April 13, 2004, by and among NTL Cable PLC, the Guarantors listed on the signature pages thereto and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 20, 2004).
4.14	Indenture, dated as of July 25, 2006, among NTL Cable PLC, NTL Incorporated, the Intermediate Guarantors (as defined in the Indenture), NTL Investment Holdings Limited, The Bank of New York as trustee and paying agent and The Bank of New York as trustee and paying agent and The Bank of New York (Luxembourg) S.A. as Luxembourg paying agent (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 26, 2006).

Exhibit No.
4.15	First Supplemental Indenture, dated as of October 5, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.16	Second Supplemental Indenture, dated as of October 30, 2006, among NTL Cable PLC, the Guarantors (as defined in the Indenture), and The Bank of New York as trustee (Incorporated by reference to Exhibit 4.3 the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 9, 2006).
4.17	Senior Guarantee, dated as of October 30, 2006, among NTL Holdings Inc., NTL (UK) Group, Inc., NTL Communications Limited, NTL Incorporated, NTL, Telewest LLC and The Bank of New York as trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 30, 2006).
4.18	Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
4.19	Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 16, 2008).
10.1	Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on April 8, 2004).
10.2	Form of Non Qualified Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.3	Form of Incentive Stock Option Notice used for grants made by Virgin Media Holdings Inc. under the Amended and Restated Virgin Media 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.4	Virgin Media Inc. 2004 Stock Incentive Plan, formerly known as the Telewest Global, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 9, 2004).
10.5	Form of Telewest Global, Inc.'s Non Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Virgin Media Inc. for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 22, 2005).
10.6	Form of Amendment to Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on October 6, 2005).

Exhibit No.
10.7		Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 19, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission December 21, 2005).
10.8		Virgin Media Inc. 2006 Stock Incentive Plan as amended and restated as of June 15, 2006 (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.9		Form of Non-Qualified Stock Option Notice for UK employees used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.10		Form of Non-Qualified Stock Option Notice for non-executive directors used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.11		Form of Incentive Stock Option Notice used for grants made under Virgin Media Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.12		Form of Restricted Stock Unit Agreement used for grants made on July 6, 2006 by Virgin Media Inc. to its executive officers pursuant to the 2006-2008 long-term incentive plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 12, 2006).
10.13		Form of Restricted Stock Unit Agreement used for grants made on May 16, 2007 by Virgin Media Inc. to its executive officers pursuant to the 2007-2009 long-term incentive plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 1, 2007).
10.14		Virgin Media 2007 Sharesave Plan (Incorporated by reference to Appendix D to the Proxy Statement of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 13, 2007).
10.15		Form of Restricted Stock Unit Agreement used for grants by Virgin Media Inc. to its executive officers pursuant to the 2008-2010 long-term incentive plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on April 17, 2008).
10.16		Description of the 2008-2010 Virgin Media Inc. Long Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.17		Description of the Virgin Media Inc. 2008 Bonus Scheme (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 7, 2008).
10.18	*	Virgin Media Inc. Deferred Compensation Plan for Directors dated December 11, 2008.
10.19		Amended and Restated Employment Agreement, and form of Restricted Stock Agreement, dated as of July 5, 2006, between NTL Incorporated and James Mooney (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on July 7, 2006).

Exhibit No.
10.20	Restricted Stock Agreement, dated as of May 6, 2004, between NTL Incorporated and James F. Mooney (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on March 16, 2005).
10.21	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.22	Incentive Stock Option Notice from Virgin Media Holdings Inc. to James F. Mooney, dated as of March 28, 2003 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.23	Restricted Stock Agreement, dated as of April 30, 2008, between Virgin Media Inc. and James F. Mooney (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.24	Service Agreement, dated as of May 7, 2008, between Virgin Media Limited and Neil Berkett (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 9, 2008).
10.25	Restricted Stock Agreement, dated as of March 16, 2006, between NTL Incorporated and Neil A. Berkett (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.26	Employment Agreement, dated as of December 18, 2008, between Virgin Media Inc. and Jerry V. Elliott (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 19, 2008).
10.27	Service Agreement, dated as of March 13, 2008, between Virgin Media Limited and Andrew Barron (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on May 8, 2008).
10.28	Second Amended and Restated Employment Agreement, dated as of August 4, 2008, between, Virgin Media Inc. and Bryan H. Hall (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 6, 2008).
10.29	Form of Restricted Stock Unit Agreement (to be used for Robert Gale and Bryan H. Hall) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).
10.30	Restricted Stock Agreement, dated as of December 8, 2006, between NTL Incorporated and Bryan H. Hall (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 14, 2006).
10.31	Form of Incentive Stock Option Notice (to be used for Bryan H. Hall) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on May 4, 2005).

Exhibit No.
10.32		Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.33	*	Amendment Letter, dated November 28, 2008, relating to the Employment Agreement, dated as of September 18, 2007, between Virgin Media Inc. and Mark Schweitzer.
10.34		Service Agreement, dated as of February 27, 2008, between Virgin Media Limited and Howard Watson (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.35		Restricted Stock Agreement, dated as of September 11, 2006, between Virgin Media Inc. and Howard Watson (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.36		Employment Agreement, dated as of January 31, 2006, between Malcolm Wall and Telewest Communications Group Limited (Incorporated by reference to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 7, 2006).
10.37	*	Letter Agreement, dated as of January 12, 2009, between Telewest Communications Group Limited and Malcolm Wall.
10.38		Restricted Stock Agreement, dated as of May 26, 2006, between NTL Incorporated and Malcolm Wall (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.39		Employment Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).
10.40		Extension Agreement, dated as of June 3, 2008, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on June 4, 2008).
10.41		Extension Agreement, dated as of December 19, 2008, between Virgin Media Inc. and Charles K. Gallagher (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 19, 2008).
10.42		Letter Agreement between Charles K. Gallagher and Virgin Media Inc., dated December 21, 2007 (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.43		Terms and Conditions of Employment of Robert Gale, effective January 1, 2002, as amended on October 21, 2005 (Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.44		Restricted Stock Agreement, dated as of May 6, 2004, between Virgin Media Inc. and Robert Gale (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).

Exhibit No.
10.45		Employment Agreement, dated as of September 6, 2004, between NTL Incorporated and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Holdings Inc. as filed with the Securities and Exchange Commission on November 9, 2004).
10.46		Extension Agreement, dated as of December 18, 2007, between Virgin Media Inc. and Jacques Kerrest (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on December 18, 2007).
10.47		Letter Agreement between Edwin Banks and Virgin Media Inc., dated December 21, 2007 (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
10.48		Form of Indemnity Agreement entered into with Directors and Executive Officers, as supplemented by Form of Amendment No. 1A and Form of Amendment 1B (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.49		Investment Agreement, dated as of April 13, 2006, between NTL Incorporated and Virgin Entertainment Investment Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.50		Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.51		Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 8, 2007).
10.52		Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on November 8, 2007).
10.53		Letter Agreement, dated as of April 3, 2006, between NTL Incorporated and Virgin Enterprises Limited relating to Virgin Enterprises Limited's right to propose a candidate to serve on the NTL Incorporated board of directors (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Virgin Media Inc. as filed with the Securities and Exchange Commission on August 9, 2006).
10.54	*	Senior Facilities Agreement, dated March 3, 2006, as amended and restated on May 22, 2006, July 10, 2006, August 10, 2006, April 4, 2007, May 15, 2008 and November 10, 2008 between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers).
12.1	*	Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.
14.1		Code of Ethics for the registrant and the additional registrant (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 29, 2008).
21.1	*	List of subsidiaries of the registrant.
23.1	*	Consent of Ernst & Young LLP for the registrant.
23.2	*	Consent of Ernst & Young LLP for the additional registrant.
31.1	*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.