Form 10-Q
period 2009-03-31
VIRGIN MEDIA INVESTMENT HOLDINGS LTD; VIRGIN MEDIA INC.
filed 2009-05-06
CIK 1322791, 1270400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-50886

VIRGIN MEDIA INC.
(Exact name of registrant as specified in its charter)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
(Additional Registrant)

Delaware (State or other jurisdiction of incorporation or organization)	59-3778247 (I.R.S. Employer Identification No.)
909 Third Avenue, Suite 2863 New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 906-8440
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2009, there were 328,893,059 shares of the registrant's common stock, par value $0.01 per share, issued and outstanding, excluding 244,025 unvested shares of restricted stock held in escrow.

        The Additional Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format. See "Note Concerning Virgin Media Investment Holdings Limited" in this Form 10-Q.

VIRGIN MEDIA INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009
INDEX

Introductory Note

        In this quarterly report on Form 10-Q, unless we have indicated otherwise, or the context otherwise requires, references to "Virgin Media," "the Company," "we," "us," "our" and similar terms refer to the consolidated business of Virgin Media Inc. and its subsidiaries (including Virgin Media Investment Holdings Limited, or VMIH, and its subsidiaries and Virgin Mobile Holdings (UK) Limited, or Virgin Mobile, and its subsidiaries).

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

        Various statements contained in this document constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy," and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors, among others, include:

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

        These and other factors are discussed in more detail under "Risk Factors" and elsewhere in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on February 26, 2009. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in factors affecting these statements.

Note Concerning Virgin Media Investment Holdings Limited

        This quarterly report on Form 10-Q (excepting separate financial statements responsive to Part I, Item 1) covers both Virgin Media and VMIH, a company incorporated in England and Wales with its address at 160 Great Portland Street, London W1W 5QA, United Kingdom, which is a wholly owned subsidiary of Virgin Media Finance PLC and a wholly owned indirect subsidiary of Virgin Media Inc. VMIH is not an accelerated filer. VMIH is one of the guarantors of Virgin Media Finance PLC's 9.75% senior notes due 2014 (sterling denominated), 8.75% senior notes due 2014 (euro denominated), 8.75% senior notes due 2014 (U.S. dollar denominated), and 9.125% senior notes due 2016 (U.S. dollar denominated). VMIH's guarantee of those notes is not deemed to be unconditional.

        VMIH carries on the same business as Virgin Media, and is the principal borrower under Virgin Media's senior credit facility.

Note Concerning Financial Information and Currency of Financial Statements

        All of the financial statements included in this quarterly report have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The reporting currency of our consolidated financial statements is U.K. pounds sterling.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except per share data)

	March 31, 2009	December 31, 2008
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£139.6	£181.6
Restricted cash	6.0	6.1
Accounts receivable—trade, less allowances for doubtful accounts of £17.0 (2009) and £16.5 (2008)	449.0	454.3
Inventory	106.0	81.1
Derivative financial instruments	167.1	168.4
Prepaid expenses and other current assets	89.4	107.8
Current assets held for sale	15.8	56.2

Total current assets	972.9	1,055.5
Fixed assets, net	5,270.1	5,342.1
Goodwill and other indefinite-lived assets	2,082.3	2,082.3
Intangible assets, net	449.2	510.3
Equity investments	357.2	353.5
Derivative financial instruments	401.6	435.7
Other assets, net of accumulated amortization of £88.2 (2009) and £79.1 (2008)	144.2	153.9

Total assets	£9,677.5	£9,933.3

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£332.6	£370.5
Accrued expenses and other current liabilities	422.0	449.9
Derivative financial instruments	92.3	84.4
VAT and employee taxes payable	72.8	63.5
Restructuring liabilities	63.9	71.0
Interest payable	97.6	131.6
Deferred revenue	270.2	268.0
Current portion of long term debt	257.7	40.5
Current liabilities held for sale	26.5	36.2

Total current liabilities	1,635.6	1,515.6
Long term debt, net of current portion	5,922.3	6,129.6
Derivative financial instruments	50.7	42.6
Deferred revenue and other long term liabilities	151.5	150.1
Deferred income taxes	80.7	79.2

Total liabilities	7,840.8	7,917.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—$0.01 par value; authorized 1,000.0 (2009 and 2008) shares; issued 329.1 (2009) and 329.0 (2008) and outstanding 328.4 (2009) and 328.1 (2008) shares	1.8	1.8
Additional paid-in capital	4,465.8	4,461.3
Accumulated other comprehensive income	157.2	178.2
Accumulated deficit	(2,788.1)	(2,625.1)

Total shareholders' equity	1,836.7	2,016.2

Total liabilities and shareholders' equity	£9,677.5	£9,933.3

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2009	2008
		(Adjusted)
Revenue	£935.7	£947.3
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	413.7	420.0
Selling, general and administrative expenses	209.7	203.8
Restructuring and other charges	5.4	4.6
Depreciation	232.7	230.9
Amortization	61.2	89.9

	922.7	949.2

Operating income (loss)	13.0	(1.9)
Other income (expense)
Interest income and other, net	3.3	5.9
Interest expense	(109.0)	(123.3)
Share of income from equity investments	2.5	5.1
Foreign currency losses	(11.9)	(28.4)
(Losses) gains on derivative instruments	(21.2)	33.4

Loss from continuing operations before income taxes	(123.3)	(109.2)
Income tax (expense) benefit	(9.6)	7.3

Loss from continuing operations	(132.9)	(101.9)

Discontinued operations
Loss from discontinued operations, net of tax	(21.1)	(2.5)

Net loss	£(154.0)	£(104.4)

Basic and diluted loss from continuing operations per share	£(0.41)	£(0.31)

Basic and diluted loss from discontinued operations per share	£(0.06)	£(0.01)

Basic and diluted net loss per share	£(0.47)	£(0.32)

Dividends per share (in U.S. dollars)	$0.04	$0.04

Average number of shares outstanding	328.2	327.8

See accompanying notes.

VIRGIN MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(154.0)	£(104.4)
Loss from discontinued operations	21.1	2.5

Loss from continuing operations	(132.9)	(101.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	293.9	320.8
Non-cash interest	(26.8)	(22.9)
Non-cash compensation	4.7	2.1
Income from equity accounted investments, net of dividends received	(2.5)	(4.4)
Income taxes	9.9	(6.3)
Amortization of original issue discount and deferred finance costs	9.1	5.5
Unrealized foreign currency losses	16.4	26.9
Unrealized losses (gains) on derivative instruments	23.2	(33.4)
Other	(1.3)	0.1
Changes in operating assets and liabilities	(64.5)	(75.9)

Net cash provided by operating activities	129.2	110.6

Investing activities
Purchase of fixed and intangible assets	(144.4)	(124.4)
Principal repayments (drawdowns) on loans to equity investments	1.2	(4.9)
Other	1.5	0.3

Net cash used in investing activities	(141.7)	(129.0)

Financing activities
Proceeds from employee stock option exercises	—	0.6
Principal payments on long term debt and capital leases	(12.4)	(8.8)
Dividends paid	(9.0)	(6.6)

Net cash used in financing activities	(21.4)	(14.8)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(5.3)
Net cash used in investing activities	—	(0.6)

Net cash used in discontinued operations	(7.9)	(5.9)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Decrease in cash and cash equivalents	(42.0)	(39.1)
Cash and cash equivalents, beginning of period	181.6	321.4

Cash and cash equivalents, end of period	£139.6	£282.3

Supplemental disclosure of cash flow information
Cash paid during the period for interest exclusive of amounts capitalized	£131.6	£142.1

See accompanying notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect (i) the financial condition and results of operations of our sit-up reporting unit as assets and liabilities available for sale and discontinued operations, respectively, in the periods presented and (ii) the application of the Financial Accounting Standards Board, or FASB, Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion, or FSP APB 14-1.

Note 2—Accounting Changes

        In May 2008, the FASB issued FSP APB 14-1 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component is recorded at a discount reflecting its below market coupon interest rate, and is subsequently accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations.

        We adopted FSP APB 14-1 on January 1, 2009 as our convertible senior notes are within the scope of the standard. We have applied FSP APB 14-1 on a retrospective basis, whereby our prior period results have been adjusted. As the convertible notes were issued on April 16, 2008, this standard did not impact our previously reported statement of operations for the three months ended March 31, 2008.

        We applied a nonconvertible borrowing rate of 10.35% which resulted in the recognition of a discount on the convertible senior notes totaling £108.2 million, with the offsetting amount recognized as a component of additional paid-in capital. In addition, a cumulative translation adjustment of £36.1 million was recognized in relation to prior periods due to the decrease in the foreign

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Accounting Changes (Continued)

denominated debt balance subject to translation during 2008. The following table presents the impact of these adjustments on our previously reported consolidated balance sheet as of December 31, 2008.

	Year ended December 31, 2008
	As Reported	Adjustments	As Adjusted
	(in millions)
Long term debt, net of current portion	6,267.7	(138.1)	6,129.6
Additional paid-in capital	4,353.1	108.2	4,461.3
Accumulated other comprehensive income	142.1	36.1	178.2
Accumulated deficit	(2,618.9)	(6.2)	(2,625.1)

Note 3—Discontinued Operations

        On April 1, 2009, we reached an agreement to sell our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and accordingly, we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three months ended March 31, 2008. Revenue of the sit-up business, reported in discontinued operations, for the three months ended March 31, 2009 and 2008 was £38.9 million and £55.0 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three months ended March 31, 2009 and 2008 was £21.1 million and £2.5 million, respectively. In accordance with the provisions of FAS 144, we wrote down the assets held for sale to fair value, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the three months ended March 31, 2009.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Discontinued Operations (Continued)

        The assets and liabilities of the sit-up business reported as held for sale as of March 31, 2009 included (in millions):

Current assets held for sale
Accounts receivable, net	£2.6
Inventory	5.4
Prepaid expenses	4.1
Other current assets	3.7

Current assets held for sale	£15.8

Current liabilities held for sale
Accounts payable	£18.6
Accrued expenses	7.2
Deferred revenue and other liabilities	0.7

Current liabilities held for sale	£26.5

        In accordance with the sale agreement, part of the consideration included a loan note from Aurelius AG. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Long Term Debt

        Long term debt consisted of (in millions):

	March 31, 2009	December 31, 2008
		(Adjusted)
U.S. Dollar
8.75% U.S. Dollar senior notes due 2014	£297.2	£290.7
9.125% U.S. Dollar senior notes due 2016	384.6	376.2
6.50% U.S. Dollar convertible senior notes due 2016	561.1	545.9
Senior credit facility	371.9	363.8
Euro
8.75% Euro senior notes due 2014	208.6	214.2
Senior credit facility	393.1	403.7
Sterling
9.75% Sterling senior notes due 2014	375.0	375.0
Senior credit facility	3,421.9	3,421.9
Capital leases	162.7	174.6
Other	3.9	4.1

	6,180.0	6,170.1
Less: current portion	(257.7)	(40.5)

	£5,922.3	£6,129.6

        The effective interest rate on the senior credit facility was 7.0% and 7.3% as at March 31, 2009 and December 31, 2008, respectively.

Note 5—Derivative Financial Instruments

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of FAS 161 on January 1, 2009.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. In accordance with FAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

        Whenever it is practical to do so, we will designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a contract is not designated, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in earnings. As a result of our effectiveness assessment at March 31, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting under FAS 133 will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

        The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our consolidated balance sheets were as follows (in millions):

	March 31, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£42.6	£37.6
Interest rate swaps	6.1	6.1
Cross-currency interest rate swaps	55.9	61.5
Economic Hedge
Foreign currency forward rate contracts	62.5	63.2

	£167.1	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£0.1	£—
Cross-currency interest rate swaps	124.3	136.1
Economic Hedge
Cross-currency interest rate swaps	277.2	299.6

	£401.6	£435.7

Included within current liabilities:
Accounting Hedge
Interest rate swaps	£6.6	£2.2
Economic Hedge
Foreign currency forward rate contracts	79.2	79.6
Interest rate swaps	6.5	2.6

	£92.3	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£19.5	£11.5
Cross-currency interest rate swaps	3.7	—
Economic Hedge
Cross-currency interest rate swaps	27.5	31.1

	£50.7	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of March 31, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes.

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014
April 2009	Accounting	$425.0	£231.4	8.75%	9.42%
April 2009 to October 2011	Accounting	425.0	291.0	8.75%	9.53%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,000 convertible senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility
September 2012	Economic	531.9	288.5	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.12%

		$2,931.9	£1,617.7

€225m senior notes due 2014
April 2009	Accounting	€225.0	£156.0	8.75%	10.26%
April 2009 to October 2011	Accounting	225.0	207.4	8.75%	8.90%
Senior credit facility
September 2012	Economic	427.9	296.7	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€877.9	£660.1

Other
April 2012	Economic	€28.3	£20.1	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2012	Economic	28.3	20.1	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
April 2013	Economic	21.7	15.4	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
December 2013	Economic	21.7	15.4	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

April 2012	Economic	£19.4	€28.3	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2012	Economic	19.4	28.3	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
April 2013	Economic	14.8	21.7	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
December 2013	Economic	14.8	21.7	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.4	€100.0

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in April 2009 hedging the $425 million senior notes due 2014 and the contract maturing in November 2016 hedging the $1,000 million convertible senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of March 31, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility,

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2009	Accounting	£500.0	3 month LIBOR	5.18%
April 2009	Economic	500.0	3 month LIBOR	5.18%
April 2009	Accounting	1,725.0	6 month LIBOR	5.33%
April 2009	Economic	425.0	6 month LIBOR	5.09%
June 2009	Economic	17.0	3 month LIBOR	4.81%
April 2009 to April 2010	Accounting	2,600.0	3 month LIBOR	2.27%
April 2010 to September 2012	Accounting	600.0	3 month LIBOR	2.96%

		£6,367.0

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the Debt Obligations and Committed and Forecasted Transactions

        As of March 31, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars which hedge changes in the pound sterling value of the U.S. dollar denominated principal obligations. We have also entered into forward rate contracts to purchase U.S. dollars, euros and South African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty		Notional amount due to counterparty	Weighted average exchange rate
		(in millions)		(in millions)
$425m senior notes due 2014
April 2009	Accounting		$425.0	£254.1	1.6724
Committed and forecasted purchases
April 2009 to June 2009	Economic		$11.5	£8.2	1.4100
May 2009 to January 2010	Accounting		€2.4	£2.1	1.1250
April 2009 to January 2010	Accounting	ZAR	41.0	£2.7	15.1351
Other
April 2009	Economic		$345.2	£207.9	1.6610
April 2009	Economic		£194.1	$345.2	1.7788
April 2009	Economic		€151.0	£110.1	1.3720
April 2009	Economic		£107.3	€151.0	1.4069

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Derivative Financial Instruments (Continued)

Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments on the statement of operations in the period in which they occur. We have no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three months ended March 31, 2009, we recognized a loss totaling £0.1 million relating to ineffectiveness. The following table presents the effective amount of gain or (loss) recognized in other comprehensive income and amount reclassified to earnings during the three months ended March 31, 2009.

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
	(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange (gains) losses	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax (losses) gains that would be reclassified to earnings would be £(16.6) million, £9.1 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 6—Restructuring and Other Charges

        Restructuring and other charges of £5.4 million for the three months ended March 31, 2009 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges of £4.6 million for the three months ended March 31, 2008 related to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Restructuring and Other Charges (Continued)

order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for our restructuring plan announced in 2008 (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals		Total
	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2008	£16.5	£38.5	£2.0	£14.0	£71.0
Charged to expense	0.5	0.8	5.6	4.3	11.2
Revisions	(1.2)	(4.6)	—	—	(5.8)
Utilized	(1.2)	(1.7)	(2.0)	(7.6)	(12.5)

Balance, March 31, 2009	£14.6	£33.0	£5.6	£10.7	£63.9

Note 7—Stockholders' Equity and Share Based Compensation

        During the year ended December 31, 2008 and the three months ended March 31, 2009, we paid the following dividends:

Board Declaration Date	Per Share	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Three months ended March 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0

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

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Stockholders' Equity and Share Based Compensation (Continued)

        Basic and diluted net loss per share is computed by dividing the net loss for the three months ended March 31, 2009 and 2008 by the weighted average number of shares outstanding during the respective periods. Options, warrants, shares issuable under our convertible senior notes, and shares of restricted stock held in escrow at March 31, 2009 and 2008, respectively, are excluded from the calculation of diluted loss per share, since these securities are anti-dilutive.

        The average number of shares outstanding for the three months ended March 31, 2009 and 2008 is computed as follows (in millions):

	Three months ended March 31,
	2009	2008
Number of shares outstanding at start of period	328.1	327.5
Issues of common stock (average number outstanding during the period)	0.1	0.3

Average number of shares outstanding	328.2	327.8

        Total share based compensation expense included in selling, general and administrative expenses in the statements of operations was £4.7 million and £2.1 million for the three months ended March 31, 2009 and 2008, respectively.

Note 8—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2009	2008
Net loss for period	£(154.0)	£(104.4)
Currency translation adjustment	4.6	—
Net unrealized (losses) gains on derivatives, net of tax	(22.1)	15.9
Reclassification of derivative gains to net income, net of tax	(3.5)	(9.6)

Comprehensive loss	£(175.0)	£(98.1)

        The components of accumulated other comprehensive income, net of taxes, were as follows (in millions):

	March 31, 2009	December 31, 2008
		(Adjusted)
Foreign currency translation	£174.2	£169.6
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	14.5	40.1

	£157.2	£178.2

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Income Taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three months ended March 31, 2009, there was an income tax expense of £9.6 million as compared with an income tax benefit of £7.3 million for the same period in 2008. The income tax expense for the three months ended March 31, 2009 was comprised of current federal taxes of £0.1 million, deferred federal tax expense of £1.5 million, a U.K. current tax benefit of £1.9 million and a U.K. deferred tax expense of £9.9 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the quarter. The income tax benefit for the three months ended March 31, 2008 was comprised of current federal taxes of £0.2 million, deferred federal tax expense of £3.3 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations.

Note 10—Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 10—Recent Accounting Pronouncements (Continued)

issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements of FAS 160 have not been applied as permitted by the provisions of the accounting standard.

Note 11—Industry Segments

        Our reporting segments are based on our method of internal reporting along with the criteria used by our chief executive officer, who is our chief operating decision maker (CODM), to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

        Our previously reported operating segments were based on how we distributed our services. Distribution through cable systems, delivery of television content, and provision of mobile phone services made up the core of our business and were the focus of how the business was managed internally through our former Cable, Content and Mobile segments.

        As a result of the business reorganization initiated in 2008, we have realigned our internal reporting structure and the related financial information used by management and the CODM. Our operating structures have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and customer demands through our three new customer-based segments: Consumer, Business and Content.

        Our Consumer segment, part of which was previously included within our Cable segment, is our primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to consumers on our cable network and, to a lesser extent, off our cable network. The Consumer segment also includes our former Mobile segment consisting of our mobile telephony and broadband business.

        Our Business segment, which was previously part of our Cable segment, comprises our operations carried out through ntl:Telewest Business which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        We operate our Content segment through Virgin Media TV, which supplies television programming to the U.K. pay-television broadcasting market.

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. We performed an interim impairment review of the goodwill related to the previous Mobile segment as

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

at January 1, 2009 and concluded that the goodwill was not impaired. We are also performing the necessary valuations required to allocate goodwill between the revised Consumer and Business segments.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit as permitted under FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by our Consumer and Business segments.

        Segment information for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	Three months ended March 31, 2009
	Consumer	Business	Content	Total
Revenue	£753.3	£149.8	£32.6	£935.7
Inter segment revenue	—	—	£6.6	£6.6
Segment Contribution	£438.2	£82.6	£6.9	£527.7

	Three months ended March 31, 2008
	Consumer	Business	Content	Total
Revenue	£758.2	£160.7	£28.4	£947.3
Inter segment revenue	—	£0.1	£6.3	£6.4
Segment Contribution	£451.3	£82.2	£4.0	£537.5

        The reconciliation of total segment contribution to our consolidated operating income (loss) is as follows (in millions):

	Three months ended March 31,
	2009	2008
Total segment contribution	£527.7	£537.5
Other operating and corporate costs	215.4	214.0
Depreciation	232.7	230.9
Amortization	61.2	89.9
Restructuring and other charges	5.4	4.6

Consolidated operating income (loss)	£13.0	£(1.9)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information

        On April 13, 2004, our wholly owned subsidiary, Virgin Media Finance PLC, or Virgin Media Finance, issued £375 million aggregate principal amount of 9.75% senior notes due 2014, $425 million aggregate principal amount of 8.75% senior notes due 2014, and €225 million aggregate principal amount of 8.75% senior notes due 2014, together referred to as the Senior Notes due 2014. On July 25, 2006, Virgin Media Finance issued $550 million aggregate principal amount of 9.125% senior notes due 2016, which together with the Senior Notes due 2014, are referred to as the Senior Notes. Virgin Media Inc. and certain of its subsidiaries, namely Virgin Media Group LLC, Virgin Media Holdings Inc., Virgin Media (UK) Group, Inc. and Virgin Media Communications Limited, have guaranteed the Senior Notes on a senior basis. Virgin Media Investment Holdings Limited, or VMIH, has guaranteed the Senior Notes on a senior subordinated basis.

        We present the following condensed consolidated financial information as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 as required by Rule 3-10(d) of Regulation S-X.

	March 31, 2009
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Cash and cash equivalents	£13.2	£—	£0.4	£64.7	£61.3	£—	£139.6
Restricted cash	—	—	—	—	6.0	—	6.0
Other current assets	2.9	—	0.4	181.4	626.8	—	811.5
Current assets held for sale	—	—	—	—	15.8	—	15.8

Total current assets	16.1	—	0.8	246.1	709.9	—	972.9
Fixed assets, net	—	—	—	—	5,270.1	—	5,270.1
Intangible assets, net	—	—	(15.0)	—	2,546.5	—	2,531.5
Investments in, and loans to, parent and subsidiary companies	2,389.5	138.4	(641.8)	3,336.5	(5,948.6)	1,083.2	357.2
Other assets, net	13.0	—	—	451.3	81.5	—	545.8

Total assets	£2,418.6	£138.4	£(656.0)	£4,033.9	£2,659.4	£1,083.2	£9,677.5

Other current liabilities	£20.8	£56.5	£42.1	£234.9	£1,994.8	£(740.0)	£1,609.1
Current liabilities held for sale	—	—	—	—	26.5	—	26.5

Total current liabilities	20.8	56.5	42.1	234.9	2,021.3	(740.0)	1,635.6
Long term debt	561.1	1,265.5	—	2,012.8	2,082.9	—	5,922.3
Other long term liabilities	—	—	0.8	23.2	258.9	—	282.9
Shareholders' equity	1,836.7	(1,183.6)	(698.9)	1,763.0	(1,703.7)	1,823.2	1,836.7

Total liabilities and shareholders' equity	£2,418.6	£138.4	£(656.0)	£4,033.9	£2,659.4	£1,083.2	£9,677.5

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	December 31, 2008
Balance sheets	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Cash and cash equivalents	£9.9	£—	£1.2	£0.4	£170.1	£—	£181.6
Restricted cash	—	—	—	—	6.1	—	6.1
Other current assets	3.5	—	0.3	187.7	620.1	—	811.6
Current assets held for sale	—	—	—	—	56.2	—	56.2

Total current assets	13.4	—	1.5	188.1	852.5	—	1,055.5
Fixed assets, net	—	—	—	—	5,342.1	—	5,342.1
Intangible assets, net	—	—	(15.0)	—	2,607.6	—	2,592.6
Investments in, and loans to, parent and subsidiary companies	2,545.0	287.9	(487.7)	3,519.4	(6,591.6)	1,080.5	353.5
Other assets, net	13.2	—	—	506.5	69.9	—	589.6

Total assets	£2,571.6	£287.9	£(501.2)	£4,214.0	£2,280.5	£1,080.5	£9,933.3

Other current liabilities	£9.5	£37.1	£26.1	£197.1	£1,381.2	£(171.6)	£1,479.4
Current liabilities held for sale	—	—	—	—	36.2	—	36.2

Total current liabilities	9.5	37.1	26.1	197.1	1,417.4	(171.6)	1,515.6
Long term debt	545.9	1,256.2	—	2,064.6	2,262.9	—	6,129.6
Other long term liabilities	—	—	0.7	11.5	259.7	—	271.9
Shareholders' equity	2,016.2	(1,005.4)	(528.0)	1,940.8	(1,659.5)	1,252.1	2,016.2

Total liabilities and shareholders' equity	£2,571.6	£287.9	£(501.2)	£4,214.0	£2,280.5	£1,080.5	£9,933.3

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2009
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Revenue	£—	£—	£—	£—	£935.7	£—	£935.7
Operating costs	—	—	—	—	(413.7)	—	(413.7)
Selling, general and administrative expenses	(5.1)	—	(0.7)	—	(203.9)	—	(209.7)
Restructuring and other charges	—	—	—	—	(5.4)	—	(5.4)
Depreciation and amortization	—	—	—	—	(293.9)	—	(293.9)

Operating income (loss)	(5.1)	—	(0.7)	—	18.8	—	13.0
Interest and other income, net	11.3	38.6	35.8	19.8	137.4	(239.6)	3.3
Interest expense	(15.4)	(38.8)	(29.7)	(82.7)	(182.0)	239.6	(109.0)
Share of income from equity investments	—	—	—	—	2.5	—	2.5
Foreign currency (losses) gains	—	(0.3)	(0.5)	(12.8)	1.7	—	(11.9)
Losses on derivative instruments	—	—	—	(21.2)	—	—	(21.2)
Income tax expense	—	—	(0.1)	(8.0)	(1.5)	—	(9.6)

Loss from continuing operations	(9.2)	(0.5)	4.8	(104.9)	(23.1)	—	(132.9)
Loss from discontinued operations, net of taxes	—	—	—	—	(21.1)	—	(21.1)
Equity in net loss of subsidiaries	(144.8)	(151.8)	(149.8)	(46.9)	—	493.3	—

Net loss	£(154.0)	£(152.3)	£(145.0)	£(151.8)	£(44.2)	£493.3	£(154.0)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2008
Statements of operations	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Revenue	£—	£—	£—	£—	£947.3	£—	£947.3
Operating costs	—	—	—	—	(420.0)	—	(420.0)
Selling, general and administrative expenses	(0.6)	—	(5.2)	—	(198.0)	—	(203.8)
Restructuring and other charges	—	—	—	—	(4.6)	—	(4.6)
Depreciation and amortization	—	—	—	—	(320.8)	—	(320.8)

Operating (loss) income	(0.6)	—	(5.2)	—	3.9	—	(1.9)
Interest income and other, net	—	25.5	13.1	16.9	(9.1)	(40.5)	5.9
Interest expense	(0.4)	(25.5)	(6.6)	(82.6)	(48.7)	40.5	(123.3)
Share of income from equity investments	—	—	—	—	5.1	—	5.1
Foreign currency (losses) gains	—	(0.4)	—	(28.5)	0.5	—	(28.4)
Gain on derivative instruments	—	—	—	—	33.4	—	33.4
Income tax benefit (expense)	—	—	(2.3)	—	9.6	—	7.3

Loss from continuing operations	(1.0)	(0.4)	(1.0)	(94.2)	(5.3)	—	(101.9)
Loss from discontinued operations, net of tax	—	—	—	—	(2.5)	—	(2.5)
Equity in net loss of subsidiaries	(103.4)	(100.2)	(102.5)	(6.0)	—	312.1	—

Net loss	£(104.4)	£(100.6)	£(103.5)	£(100.2)	£(7.8)	£312.1	£(104.4)

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2009
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(in millions)
Net cash provided by (used in) operating activities	£(3.1)	£—	£(1.4)	£75.1	£58.6	£—	£129.2
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(144.4)	—	(144.4)
Principal repayments (drawdowns) on loans to equity investments	—	—	—	—	1.2	—	1.2
Principal repayments (drawdowns) on loans to group companies	0.6	—	0.6	(0.9)	(0.3)	—	—
Other	—	—	—	—	1.5	—	1.5

Net cash (used in) provided by investing activities	0.6	—	0.6	(0.9)	(142.0)	—	(141.7)

Financing activities:
Principal payments on long term debt and capital leases	—	—	—	—	(12.4)	—	(12.4)
Intercompany funding movements	15.0	—	—	(9.9)	(5.1)	—	—
Dividends paid	(9.0)	—	—	—	—	—	(9.0)

Net cash (used in) provided by financing activities	6.0	—	—	(9.9)	(17.5)	—	(21.4)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(7.9)	—	(7.9)

Net cash used in discontinued operations	—	—	—	—	(7.9)	—	(7.9)

Effect of exchange rates	(0.2)	—	—	—	—	—	(0.2)
(Decrease) increase in cash and cash equivalents	3.3	—	(0.8)	64.3	(108.8)	—	(42.0)
Cash and cash equivalents at beginning of period	9.9	—	1.2	0.4	170.1	—	181.6

Cash and cash equivalents at end of period	£13.2	£—	£0.4	£64.7	£61.3	£—	£139.6

VIRGIN MEDIA INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Condensed Consolidated Financial Information (Continued)

	Three months ended March 31, 2008
Statements of cash flows	Company	Virgin Media Finance	Other guarantors	VMIH	All other subsidiaries	Adjustments	Total
	(Adjusted) (in millions)
Net cash provided by (used in) operating activities	£5.7	£—	£3.1	£(24.3)	£126.1	£—	£110.6
Investing activities:
Purchase of fixed and intangible assets	—	—	—	—	(124.4)	—	(124.4)
Principal (drawdowns) repayments on loans to equity investments	—	—	0.9	31.2	(37.0)	—	(4.9)
Other	—	—	—	—	0.3	—	0.3

Net cash (used in) provided by investing activities	—	—	0.9	31.2	(161.1)	—	(129.0)

Financing activities:
Proceeds from employee stock option excercises	0.6	—	—	—	—	—	0.6
Principal payments on long term debt and capital leases	—	—	—	—	(8.8)	—	(8.8)
Dividends paid	(6.6)	—	—	—	—	—	(6.6)

Net cash used in financing activities	(6.0)	—	—	—	(8.8)	—	(14.8)

Cash flow from discontinued operations
Net cash used in operating activities	—	—	—	—	(5.3)	—	(5.3)
Net cash used in investing activities	—	—	—	—	(0.6)	—	(0.6)

Net cash used in discontinued operations	—	—	—	—	(5.9)	—	(5.9)

(Decrease) increase in cash and cash equivalents	(0.3)	—	4.0	6.9	(49.7)	—	(39.1)
Cash and cash equivalents at beginning of period	1.3	—	10.0	0.7	309.4	—	321.4

Cash and cash equivalents at end of period	£1.0	£—	£14.0	£7.6	£259.7	£—	£282.3

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except per share data)

	March 31, 2009	December 31, 2008
		(Adjusted)
Assets
Current assets
Cash and cash equivalents	£126.0	£170.7
Restricted cash	5.3	5.3
Accounts receivable—trade, less allowances for doubtful accounts of £17.0 (2009) and £16.5 (2008)	449.0	454.3
Inventory	106.0	81.1
Derivative financial instruments	167.1	168.4
Prepaid expenses and other current assets	86.2	104.0
Current assets held for sale	15.8	56.2

Total current assets	955.4	1,040.0
Fixed assets, net	5,139.9	5,209.3
Goodwill and other indefinite-lived assets	2,091.4	2,091.4
Intangible assets, net	449.2	510.3
Equity investments	357.2	353.5
Derivative financial instruments	401.6	435.7
Other assets, net of accumulated amortization of £86.6 (2009) and £78.0 (2008)	131.1	140.7
Due from group companies	817.9	795.0

Total assets	£10,343.7	£10,575.9

Liabilities and shareholders' equity
Current liabilities
Accounts payable	£332.6	£370.0
Accrued expenses and other current liabilities	415.6	443.4
Derivative financial instruments	92.3	84.4
VAT and employee taxes payable	67.1	57.4
Restructuring liabilities	62.5	69.5
Interest payable	38.7	95.9
Interest payable to group companies	159.9	113.7
Deferred revenue	261.7	259.4
Current portion of long term debt	257.7	40.5
Current liabilities held for sale	26.5	36.2

Total current liabilities	1,714.6	1,570.4
Long term debt, net of current portion	4,095.8	4,327.6
Long term debt due to group companies	2,490.2	2,468.1
Derivative financial instruments	50.7	42.6
Deferred revenue and other long term liabilities	148.7	147.2
Deferred income taxes	80.7	79.2

Total liabilities	8,580.7	8,635.1

Commitments and contingent liabilities
Shareholders' equity
Common stock—£0.001 par value; authorized 1,000,000 ordinary shares (2009 and 2008); issued and outstanding 224,552 ordinary shares (2009 and 2008)	—	—
Additional paid-in capital	4,371.3	4,371.3
Accumulated other comprehensive (loss)/income	(17.0)	9.0
Accumulated deficit	(2,591.3)	(2,439.5)

Total shareholders' equity	1,763.0	1,940.8

Total liabilities and shareholders' equity	£10,343.7	£10,575.9

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three months ended March 31,
	2009	2008
		(Adjusted)
Revenue	£907.6	£919.9
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	400.3	407.1
Selling, general and administrative expenses	197.3	191.4
Restructuring and other charges	5.1	4.5
Depreciation	227.5	225.3
Amortization	61.2	88.0

	891.4	916.3

Operating income	16.2	3.6
Other income (expense)
Interest income and other, net	3.3	5.8
Interest income from group companies	2.1	1.9
Interest expense	(65.3)	(99.4)
Interest expense to group companies	(47.7)	(29.7)
Share of income from equity investments	2.5	5.1
Foreign currency losses	(11.1)	(28.0)
Gains (losses) on derivative instruments	(21.2)	33.4

Loss from continuing operations before income taxes	(121.2)	(107.3)
Income tax (expense) benefit	(9.5)	9.6

Loss from continuing operations	(130.7)	(97.7)

Discontinued operations
Loss from discontinued operations, net of tax	(21.1)	(2.5)

Net loss	£(151.8)	£(100.2)

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2009	2008
		(Adjusted)
Operating activities
Net loss	£(151.8)	£(100.2)
Loss from discontinued operations	21.1	2.5

Loss from continuing operations	(130.7)	(97.7)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	288.7	313.3
Non-cash interest	(52.7)	(34.5)
Non-cash compensation	4.0	1.5
Income from equity accounted investments, net of dividends received	(2.5)	(4.4)
Income taxes	9.8	(8.3)
Amortization of original issue discount and deferred finance costs	8.6	5.5
Unrealized foreign currency losses	14.2	26.9
Unrealized losses (gains) on derivative instruments	23.2	(33.4)
Other	(1.3)	0.1
Changes in operating assets and liabilities	(63.7)	(81.8)

Net cash provided by operating activities	97.6	87.2

Investing activities
Purchase of fixed and intangible assets	(141.9)	(122.9)
Principal repayments (drawdowns) on loans to equity investments	1.2	(4.9)
Investments in, and loans from, parent and subsidiary companies	17.1	12.3
Other	1.5	0.3

Net cash used in investing activities	(122.1)	(115.2)

Financing activities
Principal payments on long term debt and capital leases	(12.4)	(8.8)

Net cash used in financing activities	(12.4)	(8.8)

Cash flow from discontinued operations
Net cash used in operating activities	(7.9)	(5.3)
Net cash used in investing activities	—	(0.6)

Net cash used in discontinued operations	(7.9)	(5.9)

Effect of exchange rate changes on cash and cash equivalents	0.1	—
Decrease in cash and cash equivalents	(44.7)	(42.7)
Cash and cash equivalents, beginning of period	170.7	310.0

Cash and cash equivalents, end of period	£126.0	£267.3

See accompanying notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Basis of Presentation

        Virgin Media Investment Holdings Limited, or VMIH, is an indirect, wholly owned subsidiary of Virgin Media Inc.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in Virgin Media's annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

        The 2008 financial information has been adjusted so the basis of presentation is consistent with that of the 2009 financial information. The adjustments reflect the financial condition and results of operations of our sit-up reporting unit as assets and liabilities available for sale and discontinued operations, respectively, in the periods presented.

Note 2—Discontinued Operations

        On April 1, 2009, we reached an agreement to sell our sit-up reporting unit, which was formerly included within our Content segment. sit-up provided a variety of retail consumer products through three interactive auction-based television channels: price-drop tv, bid tv and speed auction tv.

        In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144, we determined that the planned sale of the sit-up business met the requirements as of March 31, 2009 to be reflected as assets and liabilities held for sale and discontinued operations in both the current and prior periods and accordingly, we adjusted the balance sheet as of December 31, 2008 and statement of operations for the three months ended March 31, 2008. Revenue of the sit-up business, reported in discontinued operations, for the three months ended March 31, 2009 and 2008 was £38.9 million and £55.0 million, respectively. sit-up's pre-tax loss, reported within discontinued operations, for the three months ended March 31, 2009 and 2008 was £21.1 million and £2.5 million, respectively. In accordance with the provisions of FAS 144, we wrote down the assets held for sale to fair value, resulting in a £19.0 million impairment charge, which is included in the loss from discontinued operations for the three months ended March 31, 2009.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Discontinued Operations (Continued)

        The assets and liabilities of the sit-up business reported as held for sale as of March 31, 2009 included (in millions):

Current assets held for sale
Accounts receivable, net	£2.6
Inventory	5.4
Prepaid expenses	4.1
Other current assets	3.7

Current assets held for sale	£15.8

Current liabilities held for sale
Accounts payable	£18.6
Accrued expenses	7.2
Deferred revenue and other liabilities	0.7

Current liabilities held for sale	£26.5

        In accordance with the sale agreement, part of the consideration included a loan note from Aurelius AG. On April 1, 2009, we entered into a five-year carriage agreement with sit-up for continued distribution of the three sit-up channels on our television platform. In general, the agreements governing the loan note and exchange of services between us and sit-up are for specified periods at commercial rates. Following the sale, our continuing involvement with sit-up is limited to the loan note and carriage agreement and is therefore not considered significant.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Long Term Debt

        Long term debt consisted of (in millions):

	March 31, 2009	December 31, 2008
U.S. Dollar
8.75% U.S. Dollar senior loan notes due 2014 due to Virgin Media Finance PLC	£297.2	£290.7
9.125% U.S. Dollar senior notes due 2016 due to Virgin Media Finance PLC	384.6	376.2
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media (UK) Group Inc	167.7	164.1
6.50% U.S. Dollar loan notes due 2016 due to Virgin Media Finance PLC	518.3	507.0
Senior credit facility	371.9	363.8
Euro
8.75% Euro senior loan notes due 2014 due to Virgin Media Finance PLC	208.6	214.2
Senior credit facility	393.1	403.7
Sterling
9.75% Sterling senior loan notes due 2014 due to Virgin Media Finance PLC	375.0	375.0
Floating rate senior loan notes due 2012 due to Virgin Media Finance PLC	69.9	68.4
Senior credit facility	3,421.9	3,421.9
Other loan notes due to affiliates	468.9	472.5
Capital leases	162.7	174.6
Other	3.9	4.1

	6,843.7	6,836.2
Less: current portion	(257.7)	(40.5)

	£6,586.0	£6,795.7

        The effective interest rate on the senior credit facility was 7.0% and 7.3% as at March 31, 2009 and December 31, 2008, respectively.

Note 4—Derivative Financial Instruments

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or FAS 161, which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133, with the intent to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative instruments. FAS 161 applies to all entities and all derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of FAS 161 on January 1, 2009.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

Strategies and Objectives for Holding Derivative Instruments

        Our results are materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage these risks, we periodically enter into various derivative instruments including interest rate swaps, cross-currency interest rate swaps and foreign exchange forward rate contracts. In accordance with FAS 133, we are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets, and to recognize certain changes in the fair value of derivative instruments on our consolidated statements of operations.

        We have entered into cross-currency interest rate swaps and foreign currency forward rate contracts to manage interest rate and foreign exchange rate currency exposures with respect to our U.S. dollar ($) and euro (€) denominated debt obligations. Additionally, we have entered into interest rate swaps to manage interest rate exposures resulting from variable rates of interest we pay on our U.K. pound sterling (£) denominated debt obligations. We have also entered into U.S. dollar, euro and South African rand (ZAR) forward rate contracts to manage our foreign exchange rate currency exposures related to certain committed and forecasted purchases.

        Whenever it is practical to do so, we will designate a derivative contract as either a cash flow or fair value hedge for accounting purposes. These derivatives are referred to as "Accounting Hedges" below. When a contract is not designated, the derivative will be treated as an economic hedge with mark-to-market movements and realized gains or losses recognized through gains (losses) on derivative instruments in the statements of operations. These derivatives are referred to as "Economic Hedges" below. We do not enter into derivatives for speculative trading purposes.

        In respect to Accounting Hedges, we believe our hedge contracts will be highly effective during their term in offsetting changes in cash flow or fair value attributable to the hedged risk. We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the derivative in earnings. As a result of our effectiveness assessment at March 31, 2009, we believe our derivative contracts that are designated and qualify for hedge accounting under FAS 133 will continue to be highly effective in offsetting changes in cash flow or fair value attributable to the hedged risk.

        The foreign currency forward rate contracts, interest rate swaps and cross-currency interest rate swaps are valued using counterparty valuations, or market transactions in either the listed or over-the-counter markets, adjusted for non-performance risk. As such, these derivative instruments are classified within level 2 in the fair value hierarchy. Derivative instruments which are subject to master netting arrangements are not offset and we have not provided, nor do we require, cash collateral with any counterparty.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

        The fair values of these derivative instruments recorded on our consolidated balance sheets were as follows (in millions):

	March 31, 2009	December 31, 2008
Included within current assets:
Accounting Hedge
Foreign currency forward rate contracts	£42.6	£37.6
Interest rate swaps	6.1	6.1
Cross-currency interest rate swaps	55.9	61.5
Economic Hedge
Foreign currency forward rate contracts	62.5	63.2

	£167.1	£168.4

Included within non-current assets:
Accounting Hedge
Interest rate swaps	£0.1	£—
Cross-currency interest rate swaps	124.3	136.1
Economic Hedge
Cross-currency interest rate swaps	277.2	299.6

	£401.6	£435.7

Included within current liabilities:
Accounting Hedge
Interest rate swaps	£6.6	£2.2
Economic Hedge
Foreign currency forward rate contracts	79.2	79.6
Interest rate swaps	6.5	2.6

	£92.3	£84.4

Included within non-current liabilities:
Accounting Hedge
Interest rate swaps	£19.5	£11.5
Cross-currency interest rate swaps	3.7	—
Economic Hedge
Cross-currency interest rate swaps	27.5	31.1

	£50.7	£42.6

Cross-Currency Interest Rate Swaps—Hedging the Interest Payments of Senior Notes and Senior Credit Facility

        As of March 31, 2009, we had outstanding cross-currency interest rate swaps to mitigate the interest and foreign exchange rate risks relating to the pound sterling value of interest payments on the U.S. dollar and euro denominated senior notes.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

        The terms of our outstanding cross-currency interest rate swaps at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty	Notional amount due to counterparty	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)	(in millions)
$425m senior notes due 2014
April 2009	Accounting	$425.0	£231.4	8.75%	9.42%
April 2009 to October 2011	Accounting	425.0	291.0	8.75%	9.53%
$550m senior notes due 2016
August 2016	Accounting	550.0	301.2	9.13%	8.54%
$1,000 senior notes due 2016
November 2016	Economic	1,000.0	505.6	6.50%	6.95%
Senior credit facility
September 2012	Economic	531.9	288.5	3 month $ LIBOR + 2.00%	3 month £ LIBOR + 2.12%

		$2,931.9	£1,617.7

€225m senior notes due 2014
April 2009	Accounting	€225.0	£156.0	8.75%	10.26%
April 2009 to October 2011	Accounting	225.0	207.4	8.75%	8.90%
Senior credit facility
September 2012	Economic	427.9	296.7	3 month EURIBOR + 2.00%	3 month LIBOR + 2.16%

		€877.9	£660.1

Other
April 2012	Economic	€28.3	£20.1	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
December 2012	Economic	28.3	20.1	3 month EURIBOR + 2.38%	3 month LIBOR + 2.69%
April 2013	Economic	21.7	15.4	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%
December 2013	Economic	21.7	15.4	3 month EURIBOR + 2.88%	3 month LIBOR + 3.26%

		€100.0	£71.0

April 2012	Economic	£19.4	€28.3	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
December 2012	Economic	19.4	28.3	3 month LIBOR + 2.40%	3 month EURIBOR + 2.38%
April 2013	Economic	14.8	21.7	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%
December 2013	Economic	14.8	21.7	3 month LIBOR + 2.90%	3 month EURIBOR + 2.88%

		£68.4	€100.0

        All of our cross-currency interest rate swaps include exchanges of the notional amounts at the start and end of the contract except for the contract maturing in April 2009 hedging the $425 million senior

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

notes due 2014 and the contract maturing in November 2016 hedging the $1,000 million senior notes due 2016.

Interest Rate Swaps—Hedging of Interest Rate Sensitive Obligations

        As of March 31, 2009, we had outstanding interest rate swap agreements to manage the exposure to variability in future cash flows on the interest payments associated with our senior credit facility, which accrue at variable rates based on LIBOR. The interest rate swaps allow us to receive interest based on three and six month LIBOR in exchange for payments of interest at fixed rates.

        The terms of our outstanding interest rate swap contracts at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount	Weighted average interest rate due from counterparty	Weighted average interest rate due to counterparty
		(in millions)
Senior credit facility
April 2009	Accounting	£500.0	3 month LIBOR	5.18%
April 2009	Economic	500.0	3 month LIBOR	5.18%
April 2009	Accounting	1,725.0	6 month LIBOR	5.33%
April 2009	Economic	425.0	6 month LIBOR	5.09%
June 2009	Economic	17.0	3 month LIBOR	4.81%
April 2009 to April 2010	Accounting	2,600.0	3 month LIBOR	2.27%
April 2010 to September 2012	Accounting	600.0	3 month LIBOR	2.96%

		£6,367.0

Foreign Currency Forward Rate Contracts—Hedging the Principal Obligations of the Debt Obligations and Committed and Forecasted Transactions

        As of March 31, 2009, we had outstanding foreign currency forward rate contracts to purchase U.S. dollars which hedge changes in the pound sterling value of the U.S. dollar denominated principal obligations. We have also entered into forward rate contracts to purchase U.S. dollars, euros and South

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

African rand to hedge committed and forecasted purchases. The terms of our outstanding foreign currency forward rate contracts at March 31, 2009 were as follows:

Hedged item/Maturity date	Hedge type	Notional amount due from counterparty		Notional amount due to counterparty	Weighted average exchange rate
		(in millions)		(in millions)
$425m senior notes due 2014
April 2009	Accounting		$425.0	£254.1	1.6724
Committed and forecasted purchases
April 2009 to June 2009	Economic		$11.5	£8.2	1.4100
May 2009 to January 2010	Accounting		€2.4	£2.1	1.1250
April 2009 to January 2010	Accounting	ZAR	41.0	£2.7	15.1351
Other
April 2009	Economic		$345.2	£207.9	1.6610
April 2009	Economic		£194.1	$345.2	1.7788
April 2009	Economic		€151.0	£110.1	1.3720
April 2009	Economic		£107.3	€151.0	1.4069

Cash Flow Hedges

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. In our consolidated statement of cash flows, we recognize the cash flows resulting from derivative contracts that are treated as Accounting Hedges in the same category where the cash flows from the underlying exposure are recognized. All other cash flows from derivative contracts are recognized as operating activities in the consolidated statement of cash flows.

        Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized as gains or losses on derivative instruments on the statement of operations in the period in which they occur. We have no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges. During the three months ended March 31, 2009, we recognized a loss totaling £0.1 million relating to ineffectiveness. The following table presents the

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 4—Derivative Financial Instruments (Continued)

amount of gain or (loss) recognized in other comprehensive income and amount reclassified to earnings during the three months ended March 31, 2009.

	Total	Interest rate swaps	Cross-currency interest rate swaps	Forward foreign exchange contracts	Tax Effect
	(in millions)
Balance at December 31, 2008	£40.1	£(7.9)	£64.0	£—	£(16.0)
Amounts recognized in other comprehensive income	(30.6)	(14.1)	(16.9)	0.4	—
Amounts reclassified to earnings impacting:
Foreign exchange losses	(2.8)	—	(2.8)	—	—
Interest expense	(2.1)	2.0	(4.1)	—	—
Tax effect recognized	9.9	—	—	—	9.9

Balance at March 31, 2009	£14.5	£(20.0)	£40.2	£0.4	£(6.1)

        Assuming no change in interest rates or foreign exchange rates for the next twelve months, the amount of pre-tax (losses) gains that would be reclassified to earnings would be £(16.6) million, £9.1 million and £0.4 million relating to interest rate swaps, cross-currency interest rate swaps and forward foreign exchange contracts, respectively.

Note 5—Restructuring and Other Charges

        Restructuring and other charges of £5.1 million for the three months ended March 31, 2009 related primarily to employee termination costs in connection with the restructuring program initiated in the last quarter of 2008 as discussed below. Restructuring and other charges of £4.5 million for the three months ended March 31, 2008 related to lease exit and employee termination costs as a result of our acquisition-related restructuring programs.

        During the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. This plan involves the incurrence of substantial operating and capital expenditures, including certain costs which may be treated as restructuring costs under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5—Restructuring and Other Charges (Continued)

        The following tables summarize our historical restructuring accruals, the restructuring accruals resulting from the acquisitions made by us during 2006 and the accruals for the restructuring plan announced in 2008 by Virgin Media (in millions):

	Historical Restructuring Accruals	2006 Acquisition Restructuring Accruals	2008 Restructuring Accruals		Total
	Lease Exit Costs	Lease Exit Costs	Involuntary Employee Termination and Related Costs	Lease and Contract Exit Costs
Balance, December 31, 2008	£16.0	£38.1	£1.9	£13.5	£69.5
Charged to expense	0.5	0.8	5.4	4.2	10.9
Revisions	(1.2)	(4.6)	—	—	(5.8)
Utilized	(1.2)	(1.7)	(1.9)	(7.3)	(12.1)

Balance, March 31, 2009	£14.1	£32.6	£5.4	£10.4	£62.5

Note 6—Share Based Compensation

Stock Option Plans

        We are an indirect, wholly owned subsidiary of Virgin Media. Accordingly, we have no stock-based compensation plans. As at March 31, 2009, certain of our employees participated in the stock-based compensation plans of Virgin Media, as described in Virgin Media's 2008 annual report on Form 10-K as filed with the SEC on February 26, 2009.

Note 7—Comprehensive Loss

        Comprehensive loss comprises (in millions):

	Three months ended March 31,
	2009	2008
Net loss for period	£(151.8)	£(100.2)
Currency translation adjustment	(0.4)	—
Net unrealized (losses) gains on derivatives, net of tax	(22.1)	15.9
Reclassification of derivative gains to net income, net of tax	(3.5)	(9.6)

Comprehensive loss	£(177.8)	£(93.9)

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Comprehensive Loss (Continued)

        The components of accumulated other comprehensive income/(loss), net of taxes, were as follows (in millions):

	March 31, 2009	December 31, 2008
Foreign currency translation	£—	£0.4
Pension liability adjustments	(31.5)	(31.5)
Net unrealized gains on derivatives	14.5	40.1

	£(17.0)	£9.0

Note 8—Income Taxes

        At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the United Kingdom and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. At each interim period, management uses the best information available to develop these estimates and assumptions, which are used to compute the forecast effective tax rate for the full year which is applied in computing the income tax expense or benefit for the interim period. In accordance with U.S. generally accepted accounting principles, the impact of revisions to these estimates are recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have changed and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes. To the extent that the estimate changes during a subsequent quarter, the effect of the change on prior quarters as well as on the current quarter is included in income tax expense for the current quarter.

        For the three months ended March 31, 2009, income tax expense was £9.5 million as compared with an income tax benefit of £9.6 million for the same period in 2008. The income tax expense for the three months ended March 31, 2009 was comprised of deferred federal tax expense of £1.5 million, a U.K. current tax benefit of £1.9 million and a U.K. deferred tax expense of £9.9 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the quarter. The income tax benefit for the three months ended March 31, 2008 was comprised of deferred federal tax expense of £1.2 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of tax losses to an equity-method investee.

        We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 9—Related Party Transactions

Virgin Media Inc. and its consolidated subsidiaries

        We are a wholly owned subsidiary of Virgin Media Inc. We charge Virgin Media Inc. and certain of its group companies for operating costs and selling, general and administrative expenses incurred by us on their behalf. The following information summarizes our significant related party transactions with Virgin Media Inc. and its group companies (in millions):

	Three months ended March 31,
	2009	2008
Operating costs	£13.4	£12.8
Selling, general and administrative expenses	12.4	12.4

        The above recharges are recorded in operating costs and selling, general and administrative expenses and offset the respective costs incurred.

Note 10—Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to prospectively recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. Further, regardless of the business combination date, any subsequent changes to acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill but will be recognized as an adjustment to income tax expense. FAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than ourselves (sometimes called "minority interests") to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. All changes in the parent's ownership interests are required to be accounted for consistently as equity transactions and any non-controlling equity investments in unconsolidated subsidiaries must be measured initially at fair value. FAS 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The account balances recorded in our consolidated financial statements relating to noncontrolling interests are immaterial and therefore, the disclosure requirements of FAS 160 have not been applied as permitted by the provisions of the accounting standard.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments

        FAS No. 131, Disclosure about Segments of an Enterprise and Related Information, or FAS 131, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance of the segment. While VMIH has operating segments, consisting of Consumer, Business and Content, which are consistent with Virgin Media Inc's operating segments, financial information is only prepared and reviewed by the CODM at the consolidated level. As such, there are no separable reportable segments for VMIH.

        As a result of the business reorganization initiated in 2008, Virgin Media realigned its internal reporting structure and the related financial information used by management and the CODM. These have been revised to build a customer-focused organization able to respond effectively to rapid changes in the market, technology and consumer demands through Virgin Media's three new customer-based segments: Consumer, Business and Content.

        Virgin Media's Consumer segment, part of which was previously included within its Cable segment, is its primary segment, consisting of the distribution of television programming, broadband and fixed line telephone services to consumers on its cable network and, to a lesser extent, off its cable network. The Consumer segment also includes its former Mobile segment consisting of its mobile telephony and broadband business.

        Virgin Media's Business segment, which was previously part of its Cable segment, comprises its operations carried out through ntl:Telewest Business, which provides a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K.

        Virgin Media operates its Content segment through Virgin Media TV, which supplies television programming to the U.K. pay-television broadcasting market.

        The 2008 fiscal year amounts have been adjusted to conform to the current period presentation. Virgin Media performed an interim impairment review of the goodwill related to the previous Mobile segment as at January 1, 2009 and concluded that the goodwill was not impaired. Virgin Media is also performing the necessary valuations required to allocate goodwill between the revised Consumer and Business segments.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit as permitted under FAS 131. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs and depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure, which is shared by its Consumer and Business segments.

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Industry Segments (Continued)

        The following segment information is based on the consolidated results of Virgin Media Inc. for the three months ended March 31, 2009 and 2008 (in millions):

	Three months ended March 31, 2009
	Consumer	Business	Content	Total
Revenue	£753.3	£149.8	£32.6	£935.7
Inter segment revenue	—	—	£6.6	£6.6
Segment Contribution	£438.2	£82.6	£6.9	£527.7

	Three months ended March 31, 2008
	Consumer	Business	Content	Total
Revenue	£758.2	£160.7	£28.4	£947.3
Inter segment revenue	—	£0.1	£6.3	£6.4
Segment Contribution	£451.3	£82.2	£4.0	£537.5

        Revenue in the table above includes £28.1 million related to companies that are not consolidated in VMIH. The reconciliation of total segment contribution to our consolidated operating income is as follows (in millions):

	Three months ended March 31,
	2009	2008
Total segment contribution	£527.7	£537.5
Other operating and corporate costs	215.4	214.0
Depreciation	232.7	230.9
Amortization	61.2	89.9
Operating loss of companies not consolidated in VMIH	(3.2)	(5.5)
Restructuring and other charges	5.4	4.6

Consolidated operating income	£16.2	£3.6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes that appear elsewhere in this document.

Overview

        Virgin Media is a leading U.K. entertainment and communications business providing a "quad-play" offering of broadband, television, mobile telephone, and fixed line telephone services, together with one of the most advanced television on-demand services available in the U.K. market. As of December 31, 2008, we were the U.K.'s largest residential broadband provider and mobile virtual network operator, and the second largest provider of pay television and fixed line telephone services by number of customers. Through ntl:Telewest Business, which also operates as part of the Virgin Media group, we provide a complete portfolio of voice, data and internet solutions to leading businesses, public sector organizations and service providers in the U.K. We also provide a broad range of programming through Virgin Media Television, or Virgin Media TV, which operates our owned channels, such as Virgin1, Living and Bravo and through UKTV, our joint ventures with BBC Worldwide.

        On April 1, 2009, we sold our sit-up reporting unit. sit-up operated a portfolio of auction-based retail television channels and was formerly included within our Content segment.

        Our previously reported operating segments, Cable, Mobile and Content, were based on the method by which we distributed our services. As a result of the business reorganization initiated in 2008, we have realigned our internal reporting structure and the related financial information used by our chief operating decision maker to assess the performance of our business. Our new operating segments are as follows:

  •
  Consumer:  our Consumer segment, part of which was previously included within our Cable segment, includes the distribution of television programming over our cable network and the provision of broadband and fixed line telephone services to residential consumers, both on our cable network and to a lesser extent off our network. Our new Consumer segment also includes our former Mobile segment which is operated through Virgin Mobile, and consists of our mobile telephony and broadband business;

  •
  Business:  our Business segment, which was previously included within our Cable segment, includes the voice and data telecommunication and internet solutions services we provide through ntl:Telewest Business to businesses, public sector organizations and service providers; and

  •
  Content:  our Content segment includes the operations of our wholly owned television channels, such as Virgin1, Living and Bravo. Although not included in our Content segment revenue, our content management team also oversees our interest in the UKTV television channels through our joint ventures with BBC Worldwide.

        Our revenue by segment for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	Three months ended March 31,
	2009		2008
Consumer Segment	£753.3	80.5%	£758.2	80.0%
Business Segment	149.8	16.0	160.7	17.0
Content Segment	32.6	3.5	28.4	3.0

	£935.7	100.0%	£947.3	100.0%

        For further discussion of our business, please refer to our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Factors Affecting Our Business

        A number of factors affect the performance of our business, at both a general and segment level.

General

        Factors that affect all of the segments in which we operate are as follows:

        General Macroeconomic Factors.    General macroeconomic factors in the U.K. have an impact on our business. For example, during an economic slowdown, consumers and businesses may be less willing, or able to purchase our products or upgrade their existing services. We may also experience increased churn and higher bad debt expense. In addition, as expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty, a slowing economy is likely to be accompanied by a decrease in advertising revenues generated through our television programming and broadband internet platforms, except to the extent offset by an increase in our share of the advertising market.

        Currency Movements.    We encounter currency exchange rate risks because substantially all of our revenue and operating costs are earned and paid primarily in U.K. pounds sterling, but we pay interest and principal obligations with respect to a portion of our existing indebtedness in U.S. dollars and euros. We have in place hedging programs that seek to mitigate the risk from these exposures. While the objective of these programs is to reduce the volatility of our cash flows and earnings caused by changes in underlying currency exchange rates, not all of our exposures are hedged, and not all of our hedges are designated as such for accounting purposes. Additionally, we do not hedge the principal portion of our convertible senior notes. We also purchase goods and services in U.S. dollars, euros and South African rand, such as TV programming, customer premise equipment and network maintenance services and some of these exposures are not hedged.

        Integration and Restructuring Activities.    In the fourth quarter of 2008, we commenced the implementation of a restructuring plan aimed at driving further improvements in our operational performance and eliminating inefficiencies in order to create a fully-integrated, customer-focused organization. While we anticipate significant cost savings from the plan and that the annual savings from and after 2010 will exceed the annual costs, we expect that 2009 costs will exceed 2009 savings. These costs will include purchases of fixed assets, lease and contract exit costs, employee termination costs and other restructuring and restructuring-related expenses, some of which will be classified as restructuring costs under Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. In total, we expect to incur operating expenditures of between £140 million to £160 million and capital expenditures of between £30 million to £40 million in connection with this plan over a three-year period. Our financial performance may be negatively affected if we are unable to implement our restructuring plan successfully and realize the anticipated benefits.

        Capital Expenditures.    Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding, maintaining and upgrading our cable network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network and in new technologies, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenue. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements.

Consumer Segment

        In our Consumer segment, on-net customers account for the majority of our revenue. The number of customers, the number and types of services that each customer uses and the prices we charge for these services drive our revenue. Our profit is driven by the relative margins on the types of services we provide to these customers and by the number of services that we provide to them and, with respect to our mobile customers, by usage levels of our services. For example, on-net broadband internet is more profitable than our television services and, on average, our "triple-play" customers are more profitable than "double-play" or "single-play" customers. Similarly, over the service term our contract mobile customers are more profitable than our prepay mobile customers, and provide a better opportunity for cross-sell of our on-net products. We actively promote "quad-play" services and our packaging of services and our pricing are designed to encourage our customers to use multiple services such as television, fixed and mobile telephone and broadband at a lower price than each stand-alone product on a combined basis. Factors particularly affecting our Consumer segment include average revenue per user, or ARPU, churn, competition, seasonality and distribution.

        On-net ARPU.    On-net ARPU is a measure we use to evaluate how effectively we are realizing potential revenue from our residential cable customers on our network. We believe that our "triple-play" cable offering of television, broadband and fixed line telephone services is attractive to our existing cable customer base and generally allows us to increase our on-net ARPU by facilitating the sale of multiple services to each customer. On-net ARPU excludes any revenue from our Mobile customers.

        Mobile ARPU.    Mobile ARPU is a measure we use to evaluate how effectively we are realizing revenue from our mobile customers. The mix of prepay and contract customers and level of usage have a material impact on Mobile ARPU. The mix of our customer base is changing as we focus on acquiring higher lifetime value contract customers, particularly through cross-selling to our on-net customer base, rather than lower lifetime value prepay customers. Consequently, the number of prepay customers is expected to decline in 2009, along with prepay usage.

        Churn.    Churn is a measure of the number of customers who stop subscribing to any of our services. An increase in our churn can lead to increased costs and reduced revenue. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in order to manage our churn rates. Our ability to reduce our churn rates beyond a base level is limited by factors like competition, the economy and, in respect of our on-net cable business, customers moving outside our network service area, in particular during the summer season. Managing our churn rates is a significant component of our business plan. Our churn rates may increase if our customer service is seen as unsatisfactory, if we are unable to deliver any of our services without interruption, if we fail to match offerings by our competitors, if we increase our prices, if there is an improvement in the U.K. housing market or if there is a prolonged economic downturn.

        Competition.    Our ability to acquire and retain customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our consumer services, including broadband and telephone services offered by British Telecom, or BT; resellers or local loop unbundlers, such as British Sky Broadcasting Group plc, or BSkyB, and Carphone Warehouse (Talk Talk); alternative internet access services like DSL; satellite television services offered by BSkyB and by BBC and ITV through Freesat; digital terrestrial television offered through Freeview; internet protocol television offered by Tiscali S.p.A. and BT; and mobile telephone, television and data services offered by other mobile telephone operators including O2, Vodafone, Orange, T-Mobile and 3, and from other mobile virtual network operators, including Tesco Mobile, BT Mobile and Carphone Warehouse. In addition, certain competitors, such as BT, BSkyB and large mobile network operators are dominant in markets in which we compete and may use their dominance in those markets to offer bundled services that compete with our product offerings. As a result of increased competition, we have had to, and may be required to continue to, adjust our pricing and offer discounts to new and existing customers in order to attract and retain customers.

        Seasonality.    Some of our Consumer revenue streams are subject to seasonal factors. For example, telephone usage revenue by residential customers tends to be slightly lower during summer holiday months. In the fourth quarter of each year, our mobile customer acquisition and retention costs typically increase due to the Christmas holiday period. Our Mobile ARPU generally decreases in the first quarter of each year due to the fewer number of days in February and lower usage after the Christmas holiday period. Our on-net churn rates include persons who disconnect their service because of moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of U.K. house moves occur and students leave their accommodation between academic years.

        Distribution.    We primarily rely upon third parties to distribute our mobile products and services. If any of these distribution partners were to cease to act as distributors for our products and services, or the commissions or other costs charged by the third parties were to increase, our ability to gain new mobile customers or retain existing customers may be adversely affected. We also distribute our products through our own retail outlets.

Business Segment

        Factors particularly affecting our Business segment include competition, pricing and operational effectiveness.

        Competition.    Our ability to acquire and retain business customers and increase revenue depends on our competitive strength. There is significant and increasing competition in the market for our business services, including data and voice services offered by BT, Cable & Wireless plc, virtual network operators and systems integrators. While BT represents the main competitive threat nationally due to its network reach and product portfolio, other providers compete within product and geographic segments. Other providers, such as Thus plc, Kingston Communications (Hull) plc and COLT Telecom Group plc, compete with us in specific regions.

        Pricing.    Competition in the U.K. business telecommunications market continues to be based on value for money, the key components of which are quality, reliability and price. Particularly, in the current challenging economic conditions, price is becoming an increasingly important factor. Certain of BT's product pricing is regulated by the U.K. Office of Communications, however, in respect of non regulated product pricing, the market is increasingly price sensitive.

        Operational Effectiveness.    Because of the extensive use of optical fiber in our access networks, we are also able to provide high-speed ethernet services directly to business customers and provide nationwide area networking to these customers via our core networks. Business customers require timely installation services and our ability to meet required timescales and commence providing services may impact our revenues. We regularly rely on third party suppliers to connect business customers and we have a variety of alternative methods to connect our national telecommunications network to the premises of business customers that are located outside of our cabled areas.

Content Segment

        Factors particularly affecting our Content segment include competition, the number of buyers for our television channels across limited distribution platforms, our access to content, seasonality and advertising revenue.

        Competition.    Our television channels compete with other broadcasters for advertising revenues, subscription revenues and programming rights. IDS, our advertising sales department, competes with advertising sales operations representing other television broadcasters.

        Limited Number of Buyers and Distribution Platforms.    All of our channels are carried on our cable platform and on the satellite platform owned by BSkyB. A few of our channels are also carried on the free-to-air digital terrestrial television platform known as Freeview. Therefore, the principal third-party buyer of our television channels is BSkyB. Other than BSkyB, there are no significant buyers of our television channels.

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

Critical Accounting Policies

        The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenue

        For the three months ended March 31, 2009, revenue decreased by 1.2% to £935.7 million from £947.3 million for the three months ended March 31, 2008. This decrease was primarily due to lower revenue in our Business segment as more fully described below, together with lower revenue in our

Consumer segment primarily due to lower revenue from our mobile services, partially offset by higher revenue in our Content segment primarily due to increased carriage revenue.

Expenses

        Operating costs:    For the three months ended March 31, 2009, operating costs, including network expenses, decreased by 1.5% to £413.7 million from £420.0 million during the same period in 2008. This decrease was primarily attributable to decreases in the operating costs in our Business segment resulting from the decline in revenue in that segment partially offset by higher television programming costs in our Consumer segment relating to our new BSkyB carriage agreement. Operating costs as a percentage of revenue were relatively stable at 44.2% for the three months ended March 31, 2009 as compared to 44.3% for the same period in 2008.

        Selling, general and administrative expenses:    For the three months ended March 31, 2009, selling, general and administrative expenses increased by 2.9% to £209.7 million from £203.8 million for the three months ended March 31, 2008. This increase was primarily attributable to higher employee related costs and expenses relating to the implementation of our restructuring plan.

Restructuring and other charges

        Restructuring and other charges of £5.4 million in the three months ended March 31, 2009, comprised of £9.9 million in respect to involuntary employee termination costs and lease exit costs in connection with the restructuring program initiated in the fourth quarter of 2008, offset by a £4.5 million reduction in the accruals for lease exit costs in connection with our historical programs. Restructuring and other charges of £4.6 million in the three months ended March 31, 2008, related primarily to an increase in our accrual for the lease exit costs in relation to changes in U.K. property tax rates which was offset by decreases as a result of the termination of a number of lease contracts.

Depreciation expense

        For the three months ended March 31, 2009, depreciation expenses increased by 0.8% to £232.7 million from £230.9 million for the three months ended March 31, 2008. This increase was primarily a result of increases in depreciation in respect of new fixed assets partially offset by fixed assets becoming fully depreciated.

Amortization expense

        For the three months ended March 31, 2009, amortization expense decreased to £61.2 million from £89.9 million for the three months ended March 31, 2008. This decrease is attributable to the cessation of amortization of certain intangible assets that became fully amortized in 2008.

Interest income and other, net

        For the three months ended March 31, 2009, interest income and other decreased to £3.3 million from £5.9 million for the three months ended March 31, 2008, primarily as a result of lower cash and cash equivalents throughout the period together with lower interest rates.

Interest expense

        For the three months ended March 31, 2009, interest expense decreased to £109.0 million from £123.3 million for the three months ended March 31, 2008, primarily as a result of lower interest rates and less debt following the prepayments made in 2008.

        We paid cash interest of £131.6 million for the three months ended March 31, 2009 and £142.1 million for the three months ended March 31, 2008. The decrease in cash interest payments was primarily due to differences in the timing of interest payments on our senior credit facility.

(Losses) gains from derivative instruments

        The loss from derivative instruments of £21.2 million in the three months ended March 31, 2009 was mainly driven by the euro weakening against the pound sterling in the quarter, which resulted in a reduction in the fair value of euro denominated cross-currency interest rate swaps not designated as hedges for accounting purposes. The gain from derivative instruments of £33.4 million in the three months ended March 31, 2008 mainly related to the increase in the fair value of euro denominated derivative instruments as a result of the strengthening of the euro against the pound sterling.

Foreign currency losses

        The foreign currency losses of £11.9 million in the three months ended March 31, 2009 were primarily due to the weakening of the pound sterling relative to the U.S. dollar and related remeasurement losses on the convertible senior notes. The foreign currency losses of £28.4 million in the three months ended March 31, 2008 were largely comprised of unrealized losses resulting from unfavorable exchange rate movements on our euro denominated debt.

Income tax (expense) benefit

        For the three months ended March 31, 2009, there was an income tax expense of £9.6 million as compared with an income tax benefit of £7.3 million for the same period in 2008. The income tax expense for the three months ended March 31, 2009 was comprised of current federal taxes of £0.1 million, deferred federal tax expense of £1.5 million, a U.K. current tax benefit of £1.9 million and a U.K. deferred tax expense of £9.9 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax expense relates to an increase in our deferred tax asset valuation allowance as a result of a reduction in certain deferred tax liabilities relating to amounts recognized in the statement of other comprehensive income during the quarter. These movements in other comprehensive income are expected to reverse in future periods and will allow us to offset such amounts against certain deferred tax assets. The income tax benefit for the three months ended March 31, 2008 was comprised of current federal tax expense of £0.2 million, deferred federal tax expense of £3.3 million, a U.K. current tax benefit of £1.3 million and a U.K. deferred tax benefit of £9.5 million. The U.K. current tax benefit related to amounts receivable in respect of the sale of U.K. tax losses to an equity-method investee. The U.K. deferred tax benefit related to the decrease in our deferred tax asset valuation allowance resulting from the recording of certain deferred tax liabilities related to amounts recognized in the statement of other comprehensive income during the period that are expected to reverse in future periods.

Net loss from continuing operations

        For the three months ended March 31, 2009, net loss from continuing operations increased to £132.9 million compared with a loss of £101.9 million for the same period in 2008 due to the factors discussed above.

Loss from discontinued operations

        For the three months ended March 31, 2009, net loss from discontinued operations was £21.1 million compared with a loss of £2.5 million for the same period in 2008. Included in the loss for the three months ended March 31, 2009 is an impairment loss of £19.0 million in respect to assets and liabilities held for sale related to the sit-up business.

Net loss from continuing operations per share

        Basic and diluted net loss from continuing operations per common share for the three months ended March 31, 2009 was £0.41 compared to £0.31 for the three months ended March 31, 2008. Basic and diluted net loss from continuing operations per share is computed using a weighted average of 328.2 million shares issued in the three months ended March 31, 2009 and a weighted average of 327.8 million shares issued for the same period in 2008. Options, warrants, shares issuable under the convertible senior notes and shares of restricted stock held in escrow outstanding at March 31, 2009 and March 31, 2008 are excluded from the calculation of diluted net loss from continuing operations per share, since the securities are anti-dilutive.

Segmental Results of Operations from Continuing Operations for the Three Months Ended March 31, 2009 and 2008

        A description of the products and services, as well as financial data, for each segment can be found in note 11 to Virgin Media's condensed consolidated financial statements.

        The reportable segments disclosed in this quarterly report on Form 10-Q are based on our management organizational structure as of March 31, 2009. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

        Segment contribution, which is operating income (loss) before network operating costs, corporate costs, depreciation, amortization, goodwill and intangible asset impairments and restructuring and other charges, is management's measure of segment profit as permitted under FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment contribution excludes the impact of certain costs and expenses that are not directly attributable to the reporting segments, such as the costs of operating the network, corporate costs, depreciation and amortization. Restructuring and other charges, and goodwill and intangible asset impairments, are excluded from segment contribution as management believes they are not characteristic of our underlying business operations. Assets are reviewed on a consolidated basis and are not allocated to segments for management reporting since the primary asset of the business is the cable network infrastructure which is shared by our Consumer and Business segments.

Consumer Segment

        The summary combined results of operations of our Consumer segment for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Three months ended March 31,
	2009	2008
Revenue	£753.3	£758.2
Segment contribution	438.2	451.3

  Revenue

        Our Consumer segment revenue by customer type for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	Three months ended March 31,
	2009	2008	Increase/ (Decrease)
Revenue:
On-net	£604.0	£601.5	0.4%
Mobile(1)	135.3	139.5	(3.0)
Off-net	14.0	17.2	(18.6)

Total revenue	£753.3	£758.2	(0.6)%

(1)
Includes equipment revenue stated net of discounts earned through service usage.

        For the three months ended March 31, 2009, revenue from our Consumer segment customers decreased by 0.6% to £753.3 million from £758.2 million for the three months ended March 31, 2008. This decrease was primarily due to lower on-net fixed line telephony usage, declining mobile revenue mainly as a result of lower prepay subscribers, decreased off-net revenue and selective discounts. Partially offsetting these decreases have been increases in revenue from additional customers subscribing to our higher rate on-net broadband services and selective television price increases.

        For the three months ended March 31, 2009, on-net revenue increased to £604.0 million from £601.5 million for the three months ended March 31, 2008. On-net ARPU increased to £42.29 for the three months ended March 31, 2009 from £41.95 for the three months ended March 31, 2008. The increase in on-net ARPU was primarily due to broadband and telephone subscribers purchasing improved packages and selective television price increases, partially offset by selective price discounting and declining fixed line telephony usage. Our focus on acquiring new bundled customers and on cross-selling to existing customers is demonstrated by on-net Revenue Generating Units, or on-net RGUs, per customer increasing to 2.41 at March 31, 2009 from 2.32 at March 31, 2008, and by triple-play penetration growing to 57.0% at March 31, 2009 from 51.3% at March 31, 2008. A triple-play customer is a customer who subscribes to our on-net television, broadband and fixed line telephone services.

        For the three months ended March 31, 2009, mobile revenue decreased to £135.3 million from £139.5 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower revenue from a reduction in lower value prepay subscribers, partially offset by revenue growth in the number of higher value contract subscribers. Mobile ARPU increased to £10.64 for the three months ended March 31, 2009 from £10.06 for the three months ended March 31, 2008 mainly due to an improved mix of higher value contract customers.

        Off-net revenue for the three months ended March 31, 2009 decreased to £14.0 million from £17.2 million for the three months ended March 31, 2008 mainly as a result of the reduction in the number of off-net broadband subscribers due to a highly competitive market.

  Consumer segment contribution

        For the three months ended March 31, 2009, Consumer segment contribution decreased to £438.2 million from £451.3 million for the three months ended March 31, 2008. The decrease is partly due to decreased revenue as described above along with increased television programming costs related to our new carriage agreement with BSkyB and increases in costs in line with price inflation.

  Summary On-net Statistics

        Selected statistics for our on-net customers, excluding customers off our cable network, or off-net, and mobile customers, for the three months ended March 31, 2009 as well as the four prior quarters, are set forth in the table below. Our net customer movement for the three months ended March 31, 2009 was an increase of 7,100 customers, net of gross additions and disconnections (net additions). The increase in net additions compared with the three months ended March 31, 2008 was primarily the result of our priority of reducing churn, resulting in fewer disconnects, offset partly by fewer gross additions which we believe reflects our focus on better quality gross additions, along with the impact of a softer macroeconomic environment. The total number of on-net RGUs grew to 11,490,000 at March 31, 2009 from 11,077,600 at March 31, 2008, representing a net increase in RGUs of 412,400.

	Three months ended
	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
Opening customers	4,755,200		4,740,400		4,741,200		4,779,600		4,774,700
Customer additions	167,200		192,600		214,600		167,900		181,400
Customer disconnects	(160,100)		(177,800)		(206,300)		(187,400)		(176,500)

Net customer movement	7,100		14,800		8,300		(19,500)		4,900
Data cleanse(1)	—		—		(9,100)		(18,900)		—

Closing customers	4,762,300		4,755,200		4,740,400		4,741,200		4,779,600
On-net churn(2)	1.1%		1.2%		1.5%		1.3%		1.2%
On-net Revenue Generating Units(1)(3):
Television	3,651,600		3,621,000		3,576,500		3,538,800		3,514,900
DTV (included in Television)	3,510,400		3,469,000		3,407,900		3,353,500		3,311,400
Telephone	4,108,300		4,099,200		4,078,600		4,063,500		4,060,400
Broadband	3,730,100		3,682,800		3,625,700		3,563,400		3,502,300
Total on-net Revenue Generating Units	11,490,000		11,403,000		11,280,800		11,165,700		11,077,600
On-net RGU/Customers	2.41	x	2.40	x	2.38	x	2.36	x	2.32	x
Triple-play penetration	57.0%		55.9%		54.7%		53.1%		51.3%
On-net Average Revenue Per User(4) & (5)	£42.29		£42.34		£42.00		£41.68		£41.95
On-net ARPU calculation:
On-net revenues (millions)(4)	£604.0		£603.5		£596.2		£595.5		£601.5
Average customers	4,761,000		4,751,000		4,731,800		4,762,900		4,780,200

(1)
Data cleanse activity with respect to August and September 2008 resulted in a decrease in reported customer numbers of 9,100 and a decrease in reported RGUs of 6,800, comprised of decreases of approximately 6,400 Broadband, 300 Telephone and 100 Television RGUs. Data cleanse activity reported with respect to the second quarter of 2008 resulted in a decease in reported customer numbers of 18,900 and an increase in reported RGUs of 5,300, comprised of an increase of approximately 6,500 Broadband RGUs and decreases of approximately 300 Telephone and 900 Television RGUs. These second quarter figures included a 4,600 decrease in reported customer numbers and a 9,200 decrease in reported RGUs relating to data cleanse activity in July 2008.

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

(4)
As a result of the treatment of sit-up as discontinued operations and the adjustment of prior periods, on-net revenues and on-net ARPU have increased as we previously eliminated revenues earned from sit-up on consolidation.

(5)
The monthly cable average revenue per user, or on-net ARPU, is calculated on a quarterly basis by dividing total revenue generated from the provision of telephone, television and internet services to customers who are directly connected to our network in that period together with revenue generated from our customers using our virginmedia.com website, exclusive of VAT, by the average number of customers directly connected to our network in that period divided by three. For the purpose of calculating on-net ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

  Summary Mobile Statistics

        Selected statistics for our mobile customers are set forth in the table below. Between March 31, 2009 and March 31, 2008, the number of mobile customers decreased by a net 405,200. Contract customer gains of 276,600 were offset by net losses of 681,800 prepay customers. The growth in contract customers reflects the drive for "quad-play" packages through cross-selling with our television, broadband and fixed line telephony cable products. The decline in prepay customers reflects the continuing high level of competition in the prepay market.

	Three months ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Contract mobile customers(1):
Opening contract mobile customers	649,400	578,600	491,600	435,700	376,300
Net contract mobile customer additions	62,900	70,800	78,300	55,900	59,400
Data cleanse(2)	—	—	8,700	—	—

	62,900	70,800	87,000	55,900	59,400

Closing contract mobile customers	712,300	649,400	578,600	491,600	435,700
Prepay mobile customers (90 days)(1):
Opening prepay mobile customers	3,462,900	3,686,900	3,797,400	3,987,500	4,115,100
Net prepay mobile customer additions (disconnections)	(157,200)	(224,000)	(117,300)	(190,100)	(97,900)
Data cleanse(2)	—	—	6,800	—	(29,700)

	(157,200)	(224,000)	(110,500)	(190,100)	(127,600)

Closing prepay mobile customers (90 days)	3,305,700	3,462,900	3,686,900	3,797,400	3,987,500
Total closing mobile customers:	4,018,000	4,112,300	4,265,500	4,289,000	4,423,200
Mobile average revenue per user(3)	£10.64	£10.75	£10.93	£10.65	£10.06
Mobile ARPU calculation:
Mobile service revenue (millions)	£129.4	£134.6	£139.9	£139.3	£134.5
Average mobile customers	4,055,100	4,173,500	4,267,400	4,359,600	4,457,800

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 90 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.

(2)
Data cleanse activity with respect to the three months ended September 30, 2008 resulted in an increase in contract and prepay mobile customer numbers as disclosed above. Data cleanse activity with respect to the three months ended March 31, 2008 resulted in a decrease in prepay mobile customers as disclosed above. Previously this data cleanse was shown within net prepay mobile customer additions (disconnections).

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

        We currently define an active prepay customer as one who had an outbound call or text in the preceding 90 days. From the three months ending June 30, 2009, we will change the definition to include only those customers who have made an outbound call or text in the preceding 30 days. This is to align our external reporting with how we internally report and manage our business. Selected statistics for our mobile customers on a 30 day basis are set forth in the table below:

	Three months ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Prepay mobile customers (30 days)(1):
Opening prepay mobile customers	2,694,000	2,854,200	2,941,400	3,093,000	3,244,000
Net prepay mobile customer additions (disconnections)	(138,000)	(160,200)	(98,100)	(151,600)	(109,000)
Data cleanse(2)	—	—	10,900	—	(42,000)

	(138,000)	(160,200)	(87,200)	(151,600)	(151,000)

Closing prepay mobile customers (30 days)	2,556,000	2,694,000	2,854,200	2,941,400	3,093,000
Total closing mobile customers:	3,268,300	3,343,400	3,432,800	3,433,000	3,528,700
Mobile average revenue per user(3)	£13.14	£13.35	£13.60	£13.34	£12.61
Mobile ARPU calculation:
Mobile service revenue (millions)	£129.4	£134.6	£139.9	£139.3	£134.5
Average mobile customers	3,283,000	3,360,400	3,427,500	3,481,500	3,556,300

(1)
Mobile customer information is for active customers. Prepay customers are defined as active customers if they have made an outbound call or text in the preceding 30 days. Contract customers are defined as active customers if they have entered into a contract with Virgin Mobile for a minimum 30-day period and have not been disconnected. Contract mobile customers include customers who have taken either a mobile service or a mobile broadband contract.

(2)
Data cleanse activity with respect to the three months ended September 30, 2008 resulted in an increase in contract and prepay mobile customer numbers as disclosed above. Data cleanse activity with respect to the three months ended March 31, 2008 resulted in a decrease in prepay mobile customers as disclosed above. Previously this data cleanse was shown within net prepay mobile customer additions (disconnections).

(3)
Mobile monthly average revenue per user, or Mobile ARPU, is calculated on service revenue for the period, divided by the average number of active customers (contract and prepay) for the period, divided by three. For the purpose of calculating Mobile ARPU, we have spread the data cleanse evenly over the three months of the quarter in which the data cleanse has been reported.

  Summary Off-net Statistics

        Selected statistics for our residential customers that are not connected directly through our cable network, or off-net customers, are set forth in the table below. Total off-net RGUs declined by 1,500 during the three months ended March 31, 2009 as compared to 9,300 off-net RGUs during the three months ended March 31, 2008. The decline in off-net RGUs in the current quarter is primarily due to broadband churn as a result of the highly competitive market, partially offset by increased telephony subscribers.

	Three months ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Opening off-net RGUs:
Telephone	105,500	104,900	107,300	102,400	103,900
Broadband	252,000	260,100	272,700	279,500	287,300

	357,500	365,000	380,000	381,900	391,200
Net off-net RGU additions (disconnections):
Telephone	3,500	600	(2,400)	4,900	(1,500)
Broadband	(5,000)	(8,100)	(12,600)	(6,800)	(7,800)

	(1,500)	(7,500)	(15,000)	(1,900)	(9,300)
Closing off-net RGUs:
Telephone	109,000	105,500	104,900	107,300	102,400
Broadband	247,000	252,000	260,100	272,700	279,500

	356,000	357,500	365,000	380,000	381,900

Business Segment

  Revenue

        The summary results of operations of our Business segment for the three months ended March, 31 2009 and 2008 were as follows (in millions):

	Three months ended March 31,
	2009	2008
Revenue	£149.8	£160.7
Inter segment revenue	—	0.1
Segment contribution	82.6	82.2

        Our Business segment revenue for the three months ended March 31, 2009 and 2008 was as follows (in millions):

	Three months ended March 31,
	2009	2008	Increase/ (Decrease)
Revenue:
Retail:
Voice	£46.6	£50.2	(7.2)%
Data	51.3	45.0	14.0
LAN Solutions	11.1	18.6	(40.3)

	109.0	113.8	(4.2)
Wholesale	40.8	46.9	(13.0)

Total revenue	£149.8	£160.7	(6.8)%

        For the three months ended March 31, 2009, revenue from business customers decreased by 6.8% to £149.8 million from £160.7 million for the three months ended March 31, 2008. This decrease was attributable to declines in retail voice, Local Area Network (LAN) solutions and wholesale revenues, partially offset by increases in retail data revenue. Consistent with our strategy to replace declining voice revenue with data revenue, we continue to experience a shift in the mix of retail revenue from voice to data. Retail data revenues represented 47.1% of the retail business revenues for the three months ended March 31, 2009 compared with 39.5% for the three months ended March 31, 2008.

        LAN solutions revenue in the three months ended March 31, 2009 was £11.1 million compared to £18.6 million in the three months ended March 31, 2008. The majority of this revenue is from infrastructure projects which are non-recurring in nature. In the three months ended March 31, 2008, our largest infrastructure project was the provision of telecommunication network equipment for Heathrow airport's new Terminal 5 which contributed £9.7 million of revenue for the three months ended March 31, 2008 compared with £0.4 million for the three months ended March 31, 2009.

        Wholesale revenue declined to £40.8 million in the three months ended March 31, 2009 from £46.9 million in the same period in 2008 mainly due to reduced customer traffic.

  Business segment contribution

        For the three months ended March 31, 2009, Business segment contribution increased by 0.5% to £82.6 million from £82.2 million for the three months ended March 31, 2008. The decline in revenue as described above, which primarily related to low margin infrastructure projects, was offset by related declines in directly attributable costs.

Content Segment

        The summary results of operations of our Content segment for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Three months ended March 31,
	2009	2008
Revenue	£32.6	£28.4
Inter segment revenue	6.6	6.3
Segment contribution	6.9	4.0

  Revenue

        For the three months ended March 31, 2009, revenue from our Content segment increased by 14.8% to £32.6 million from £28.4 million for the three months ended March 31, 2008. This increase was driven primarily by increased carriage revenue as a result of a new carriage agreement entered into in November 2008 with BSkyB for continued and extended carriage of our Virgin Media TV channels on its satellite platform at higher rates than under the previous contract, partially offset by reduced advertising revenue.

  Content segment contribution

        For the three months ended March 31, 2009, Content segment contribution increased to £6.9 million from £4.0 million for the three months ended March 31, 2008. The segment contribution increase is due mainly to the increase in revenue, as described above, partially offset by increased programming costs.

Television Channel Joint Ventures

        We own 50% of the companies that comprise UKTV, a group of joint ventures formed with BBC Worldwide. UKTV produces a portfolio of television channels based on the BBC's program library and other acquired programming and which are carried on Virgin Media's cable platform and also satellite. Some channels are also available on Freeview.

        We account for our interest in UKTV under the equity method and recognized a share of net income of £3.7 million and £6.2 million for the three months ended March 31, 2009, and 2008 respectively. At March 31, 2009, our investment in UKTV was carried on the balance sheet at £357.2 million, which includes an outstanding loan totaling £137.7 million.

        UKTV receives financing through a loan from Virgin Media, which was £137.7 million at March 31, 2009. This loan effectively acts as a revolving facility for UKTV. We received cash payments from UKTV in the form of loan capital net repayments of £1.2 million for the three months ended March 31, 2009. We also received interest payments and payment for consortium tax relief from UKTV totaling £1.3 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

        As of March 31, 2009, we had £6,180.0 million of debt outstanding, compared to £6,170.1 million as of December 31, 2008 and £6,014.6 million as of March 31, 2008, and £139.6 million of cash and cash equivalents, compared to £181.6 million as of December 31, 2008 and £282.3 million as of March 31, 2008. The increase in debt since March 31, 2008 and December 31, 2008 is primarily attributable to the result of changes in foreign exchange rates.

        Our business is capital intensive and we are highly leveraged. We have significant cash requirements for operating costs, capital expenditures and interest expense. We also have significant principal payments under our senior credit facility due from 2010 to 2012, as described below. The level of our capital expenditures and operating expenditures are affected by the significant amounts of capital required to connect customers to our network, expand and upgrade our network and offer new services. We expect that our cash on hand, together with cash from operations and amounts undrawn on our revolving credit facility, will be sufficient for our cash requirements through March 31, 2010. However, our cash requirements after March 31, 2010 may exceed these sources of cash.

        Significant principal payments under our senior credit facility are due in 2010 and 2011. However, in November 2008, we amended the terms of our senior credit facility to defer a significant portion of these payments to 2012. The deferral is conditional on us prepaying a further £187.0 million under our senior credit facility prior to August 2009. We believe that we should be able to meet this prepayment condition using cash flow from operations and, if required, from amounts undrawn on our revolving credit facility. Assuming the prepayment condition is satisfied, we expect to be able to address the remaining scheduled principal payments due in 2010 and 2011 through cash flow from operations. However, if we were unable to meet the prepayment condition or service these obligations through cash flow from operations, then we would need to secure additional funding such as raising additional debt or equity, refinancing our existing facility, selling assets or using other means. We may not be able to obtain financing or sell assets, at all or on favorable terms, or we may be contractually prevented by the terms of our senior notes or our senior credit facility from incurring additional indebtedness or selling assets.

        Once the prepayment condition is satisfied, we will have significant principal payments due in 2012 under our senior credit facility that we can address only by a comprehensive refinancing of our senior debt and possibly other debt instruments. Our ability to implement such a refinancing successfully is significantly dependent on sustained improvements in the debt capital markets.

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

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009 and 2008

        For the three months ended March 31, 2009, cash provided by operating activities increased to £129.2 million from £110.6 million for the three months ended March 31, 2008. This increase was primarily due to a reduction in working capital requirements as compared to the prior period. For the three months ended March 31, 2009, cash paid for interest, exclusive of amounts capitalized, decreased to £131.6 million from £142.1 million during the same period in 2008. This decrease was primarily due to differences in the timing of interest payments on our senior credit facility.

        For the three months ended March 31, 2009, cash used in investing activities was £141.7 million compared with cash used in investing activities of £129.0 million for the three months ended March 31, 2008. The cash used in investing activities in the three months ended March 31, 2009 and 2008 mainly represented purchases of fixed assets. Purchases of fixed and intangible assets increased to £144.4 million for the three months ended March 31, 2009 from £124.4 million for the same period in 2008 primarily due to increased scaleable infrastructure costs relating to broadband speed upgrades.

        Cash used in financing activities for the three months ended March 31, 2009 was £21.4 million compared to £14.8 million for the three months ended March 31, 2008. Cash used in financing activities for the three months ended March 31, 2009 and 2008 was primarily used for principal payments on long term debt and capital leases and dividend payments.

Senior Credit Facility

        In 2006, we entered into a senior credit facility in an aggregate principal sterling equivalent amount of £5,275 million, comprising a £3,350 million 5 year amortizing Tranche A term loan facility, a £175 million 5 year amortizing Tranche A1 term loan facility, a £300 million 6 1/2 year bullet Tranche B1 term loan facility, a £351 million 6 1/2 year bullet Tranche B2 term loan facility, a €500 million 6 1/2 year bullet Tranche B3 term loan facility, a $650 million 6 1/2 year bullet Tranche B4 term loan facility, a £300 million 7 year bullet Tranche C term loan facility and a £100 million 5 year multi-currency revolving loan facility. In April 2007, we amended the senior credit facility and borrowed an additional £890 million under a 5 1/2 year bullet Tranche B5 term loan facility and a 5 1/2 year bullet Tranche B6 term loan facility and used the net proceeds to repay some of our obligations under the Tranche A and Tranche A1 term loan facilities.

        On November 10, 2008, we further amended our senior credit facility. Among other things, this amendment allowed us, subject to the repayment condition described below, to defer over 70.3% of the remaining principal payments due in 2010 and 2011 to June 2012, extend the maturity of over 72.3% of the existing revolving facility from March 2011 to June 2012 and reset certain financial covenant ratios. These changes will only become effective after we have made certain principal repayments under the senior credit facility totaling £487.0 million, of which £300.0 million was repaid in December 2008. Following our exercise of a three-month extension option and payment of £1.3 million in related fees, we have until August 10, 2009, to repay the remaining £187.0 million. Upon satisfaction of the repayment condition, the applicable interest margin in respect of the principal amounts that are being deferred and the extended revolving facility will increase by 1.375%, and we will be required to pay £11.5 million in fees. We anticipate using cash generated from operations and cash on our balance sheet, which may be supplemented by amounts undrawn on our revolving credit facility, proceeds from debt offerings, or other sources, to pay the outstanding amount. If we fail to meet the prepayment condition, the current financial covenant ratios and debt amortization schedule under our senior credit facility will remain unchanged, with significant repayments due in 2010 and 2011. Even if we do satisfy the prepayment condition, certain amortization payments remain due in 2010 and 2011, as described below.

        The remaining principal payments on our senior credit facility as of March 31, 2009 were, and after giving effect to the amendment (assuming the repayment condition has been satisfied) will be, scheduled as follows (in millions):

Date	Amount Pre-Paydown	Amount after giving effect to the Paydown
September 30, 2009	£—	£—
March 31, 2010	274.2	32.7
September 30, 2010	579.4	171.6
March 3, 2011	966.1	288.4
June 3, 2012	—	1,167.3
September 3, 2012	2,067.2	2,039.9
March 3, 2013	300.0	300.0

Total	£4,186.9	£3,999.9

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

        Our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, contains a more detailed description of the terms of our senior credit facility.

Senior Notes

        On July 25, 2006, Virgin Media Finance PLC issued U.S. dollar denominated 9.125% senior notes due 2016 with a principal amount outstanding of $550 million. The senior notes due 2016 are unsecured senior obligations of Virgin Media Finance PLC and rank pari passu with Virgin Media Finance's outstanding senior notes due 2014. The senior notes due 2016 bear interest at an annual rate of 9.125% payable on February 15 and August 15 of each year. The senior notes due 2016 mature on August 15, 2016 and are guaranteed by Virgin Media, Virgin Media Group LLC, VMIH and certain other intermediate holding companies of Virgin Media.

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

Convertible Senior Notes

        On April 16, 2008, Virgin Media Inc. issued U.S. dollar denominated 6.50% convertible senior notes due 2016 with a principal amount outstanding of $1.0 billion. The convertible senior notes are unsecured senior obligations of Virgin Media Inc. and, consequently, are subordinated to our obligations under the senior credit facility and rank equally with Virgin Media Inc.'s guarantees of the senior notes. The convertible senior notes bear interest at an annual rate of 6.50% payable semi-annually on May 15 and November 15 of each year. The convertible senior notes mature on November 15, 2016 and may not be redeemed by us prior to their maturity date. Upon conversion, we may elect to settle in cash, shares of common stock or a combination of cash and shares of our common stock.

        Our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009, contains a more detailed description of the terms of our convertible senior notes.

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

	Corporate Rating	Outlook
Moody's Investors Service Inc.	Ba3	Stable
Standard & Poor's	B+	Positive
Fitch	BB-	Stable

Cash Dividends

        During the year ended December 31, 2008 and the three months ended March 31, 2009, we paid the following dividends:

Board Declaration Date	Per Share Dividend	Record Date	Payment Date	Total Amount
				(in millions)
Year ended December 31, 2008:
February 6, 2008	$0.04	March 12, 2008	March 20, 2008	£6.6
May 21, 2008	0.04	June 12, 2008	June 20, 2008	6.7
September 2, 2008	0.04	September 12, 2008	September 22, 2008	7.1
November 25, 2008	0.04	December 12, 2008	December 22, 2008	8.9
Three months ended March 31, 2009:
February 27, 2009	$0.04	March 12, 2009	March 20, 2009	£9.0

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

Off-Balance Sheet Arrangements

        As of March 31, 2009 and 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commercial Commitments

        There have been no material changes in the three months ending March 31, 2009 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the three months ending March 31, 2009 to the information required under this Item from what was disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 1A.    RISK FACTORS

        There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
Not applicable.

(b)
Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
March 1–March 31, 2009	17,084	$4.98	—	$—

Total	17,084	4.98	—	—

(1)
Our net issuance policy permits the net issuance of restricted stock to, and the net issuance exercise of our stock options by, a director or employee in specified circumstances. In a net issuance transaction, we withhold sufficient shares to satisfy the withholding taxes triggered upon the vesting of restricted stock or to satisfy the payment of the exercise price for options. This type of transaction is treated for accounting purposes effectively as the purchase of stock by the Company and an immediate cancellation of treasury stock.

(2)
Based on the mid-market share price of our common stock on the date of the net issuance transaction.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders in the quarter ended March 31, 2009.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Second restated certificate of incorporation of Virgin Media Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
3.2
Restated by-laws of Virgin Media Inc. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on March 1, 2007).
10.1
Letter Agreement, dated as of January 12, 2009, between Telewest Communications Group Limited and Malcolm Wall (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Virgin Media Inc. as filed with the Securities and Exchange Commission on February 26, 2009).
10.2*	Letter Agreement, dated as of February 26, 2009, between Telewest Communications Group Limited and Malcolm Wall.
10.3*	Letter Agreement, dated as of April 14, 2009, between Virgin Media Limited and Howard Watson.
10.4*	Description of the Virgin Media Inc. 2009 Bonus Scheme.
10.5*	Virgin Media Inc. Sharesave Plan.
10.6*
Senior Facilities Agreement, dated March 3, 2006, as amended and restated, between, among others, Virgin Media Inc., certain of its subsidiaries (as Borrowers and/or Guarantors) and Deutsche Bank AG, London Branch, J.P. Morgan Plc, The Royal Bank of Scotland Plc and Goldman Sachs International (as Bookrunners and Mandated Lead Arrangers).
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VIRGIN MEDIA INC.
Date: May 6, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: May 6, 2009	By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott Chief Financial Officer

VIRGIN MEDIA INVESTMENT HOLDINGS LIMITED
Date: May 6, 2009	By:	/s/ NEIL A. BERKETT Neil A. Berkett Chief Executive Officer
Date: May 6, 2009	By:	/s/ JERRY V. ELLIOTT Jerry V. Elliott Chief Financial Officer